Form 10-Q
period 2023-09-30
HMN FINANCIAL INC
filed 2023-11-02
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common stock, $0.01 par value	4,487,362

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 :   Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$46,676	36,259
Securities available for sale:
Mortgage-backed and related securities (amortized cost $188,199 and $216,621)	163,849	192,688
Other marketable securities (amortized cost $55,632 and $55,698)	54,318	53,331
Total securities available for sale	218,167	246,019

Loans held for sale	1,898	1,314
Loans receivable, net	850,760	777,078
Accrued interest receivable	3,868	3,003
Mortgage servicing rights, net	2,780	2,986
Premises and equipment, net	16,128	16,492
Goodwill	802	802
Prepaid expenses and other assets	4,067	3,902
Deferred tax asset, net	9,025	8,347
Total assets	$1,154,171	1,096,202

Liabilities and Stockholders’ Equity
Deposits	$1,043,588	981,926
Accrued interest payable	2,377	298
Customer escrows	4,649	10,122
Accrued expenses and other liabilities	1,787	6,520
Total liabilities	1,052,401	998,866
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662 outstanding 4,487,362 and 4,480,976	91	91
Additional paid-in capital	41,127	41,013
Retained earnings, subject to certain restrictions	141,175	138,409
Accumulated other comprehensive loss	(18,498)	(19,761)
Unearned employee stock ownership plan shares	(918)	(1,063)
Treasury stock, at cost 4,641,300 and 4,647,686 shares	(61,207)	(61,353)
Total stockholders’ equity	101,770	97,336
Total liabilities and stockholders’ equity	$1,154,171	1,096,202

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans receivable	$10,549	7,473	29,171	21,389
Securities available for sale:
Mortgage-backed and related	566	691	1,818	2,126
Other marketable	269	120	612	289
Other	143	347	336	449
Total interest income	11,527	8,631	31,937	24,253

Interest expense:
Deposits	3,614	340	7,966	910
Customer escrows	4	0	59	0
Advances and other borrowings	106	0	318	5
Total interest expense	3,724	340	8,343	915

Net interest income	7,803	8,291	23,594	23,338

Provision for credit losses (1)	318	579	566	941
Net interest income after provision for credit losses	7,485	7,712	23,028	22,397

Non-interest income:
Fees and service charges	857	821	2,495	2,397
Loan servicing fees	390	406	1,181	1,188
Gain on sales of loans	463	414	1,092	2,096
Other	474	413	1,318	1,264
Total non-interest income	2,184	2,054	6,086	6,945

Non-interest expense:
Compensation and benefits	4,455	4,355	13,719	12,805
Occupancy and equipment	893	918	2,757	2,865
Data processing	566	513	1,616	1,443
Professional services	245	306	774	1,095
Other	1,122	1,082	3,565	3,201
Total non-interest expense	7,281	7,174	22,431	21,409
Income before income tax expense	2,388	2,592	6,683	7,933
Income tax expense	890	761	2,130	2,326
Net income	1,498	1,831	4,553	5,607
Other comprehensive income (loss), net of tax	(1,688)	(7,189)	1,263	(23,458)
Comprehensive income (loss) available to common stockholders	$(190)	(5,358)	5,816	(17,851)
Basic earnings per share	$0.34	0.42	1.05	1.28
Diluted earnings per share	$0.34	0.42	1.04	1.27

(1) The Company adopted Accounting Standards Update 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
         For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Plan Shares	Stock	Equity

Balance, June 30, 2023	$91	41,019	140,025	(16,810)	(966)	(61,207)	102,152
Net income			1,498				1,498
Other comprehensive income (loss)				(1,688)			(1,688)
Dividends paid to stockholders-$0.08 per share			(348)				(348)
Amortization of restricted stock awards		57					57
Earned employee stock ownership plan shares		51			48		99
Balance, September 30, 2023	$91	41,127	141,175	(18,498)	(918)	(61,207)	101,770

Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			4,553				4,553
Other comprehensive income (loss)				1,263			1,263
Adoption of ASU 2016-13 (see Note 3)			(830)				(830)
Dividends paid to stockholders-$0.22 per share			(957)				(957)
Restricted stock awards		(210)				210	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		168					168
Earned employee stock ownership plan shares		156			145		301
Balance, September 30, 2023	$91	41,127	141,175	(18,498)	(918)	(61,207)	101,770

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-In	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Plan Shares	Stock	Equity
Balance, June 30, 2022	$91	40,775	134,661	(17,852)	(1,159)	(60,668)	95,848
Net income			1,831				1,831
Other comprehensive loss				(7,189)			(7,189)
Dividends paid to stockholders-$0.06 per share			(262)				(262)
Stock repurchases						(685)	(685)
Amortization of restricted stock awards		55					55
Earned employee stock ownership plan shares		64			48		112
Balance, September 30, 2022	$91	40,894	136,230	(25,041)	(1,111)	(61,353)	89,710

Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			5,607				5,607
Other comprehensive loss				(23,458)			(23,458)
Dividends paid to stockholders-$0.18 per share			(790)				(790)
Stock repurchases						(2,134)	(2,134)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		172					172
Earned employee stock ownership plan shares		207			145		352
Balance, September 30, 2022	$91	40,894	136,230	(25,041)	(1,111)	(61,353)	89,710

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$4,553	5,607
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	566	941
Depreciation	843	924
Amortization of premiums, net	600	783
Amortization of deferred loan fees	(116)	(406)
Amortization of core deposit intangible	0	10
Amortization of mortgage servicing rights and servicing costs	623	695
Capitalized mortgage servicing rights	(417)	(532)
Deferred income tax expense	275	550
(Gains) losses recognized on equity securities, net	(83)	50
Gains on sale of premises and equipment	(19)	(6)
Gain on sale of real estate	(17)	(113)
Gain on sales of loans	(1,092)	(2,096)
Proceeds from sales of loans held for sale	49,361	81,275
Disbursements on loans held for sale	(45,140)	(61,820)
Amortization of restricted stock awards	168	172
Amortization of unearned Employee Stock Ownership Plan shares	145	145
Earned Employee Stock Ownership Plan shares priced above original cost	156	207
Increase in accrued interest receivable	(865)	(530)
Increase (decrease) in accrued interest payable	2,079	(10)
(Increase) decrease in other assets	(33)	178
(Decrease) increase in other liabilities	(4,772)	506
Other, net	(1)	4
Net cash provided by operating activities	6,814	26,534
Cash flows from investing activities:
Principal collected on securities available for sale	27,818	35,032
Proceeds collected on maturities of securities available for sale	10,000	5,000
Purchases of securities available for sale	(9,931)	(35,043)
Purchase of Federal Home Loan Bank stock	(7,398)	(1,743)
Redemption of Federal Home Loan Bank stock	7,365	1,552
Proceeds from sales of real estate	237	402
Net increase in loans receivable	(79,197)	(102,021)
Proceeds from sale of premises	61	9
Purchases of premises and equipment	(520)	(306)
Net cash used by investing activities	(51,565)	(97,118)
Cash flows from financing activities:
Increase (decrease) in deposits	61,662	(3,109)
Purchase of treasury stock	0	(2,134)
Stock awards withheld for tax withholding	(64)	(70)
Dividends to stockholders	(957)	(790)
Proceeds from borrowings	180,120	31,000
Repayment of borrowings	(180,120)	(31,000)
(Decrease) increase in customer escrows	(5,473)	1,189
Net cash provided (used) by financing activities	55,168	(4,914)
Increase (decrease) in cash and cash equivalents	10,417	(75,498)
Cash and cash equivalents, beginning of period	36,259	94,143
Cash and cash equivalents, end of period	$46,676	18,645
Supplemental cash flow disclosures:
Cash paid for interest	$6,264	925
Cash paid for income taxes	2,114	2,399
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	3,729	13,708
Transfer of loans to real estate	220	0
Right to use assets obtained in exchange for lease liabilities	0	137

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

The unaudited consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022, included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2023. The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results which may be expected for the entire year.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

(3) New Accounting Standards

In March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as HMN, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU became effective for HMN when ASU 2016-13 was adopted on January 1, 2023 and the required disclosures were applied prospectively. See Note 9 – “Allowance for Credit Losses and Credit Quality Information” for additional disclosures for charge offs and loan modifications to borrowers experiencing financial difficulties in the first nine months of 2023.

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

On February 6, 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The amendments in this ASU related to Leases (Topic 842) did not have any impact on the Company. The amendments in this ASU related to Topic 326 add additional guidance related to the SEC’s expectations for the documentation of the measurement, review process, and the systematic methodology used by entities to determine the current credit losses under FASB ASC Topic 326. This additional guidance requires enhanced review documentation and periodic reviews of the Company’s calculation of the allowance for credit losses by a third party.

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

The following table summarizes the assets and off-balance sheet financial instruments of the Company for which fair values are determined on a recurring basis as of September 30, 2023 and December 31, 2022.

	Carrying Value at September 30, 2023

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$218,167	0	218,167	0
Equity securities	309	0	309	0
Commitments to extend credit	(37)	0	(37)	0
Total	$218,439	0	218,439	0

	Carrying Value at December 31, 2022

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$246,019	0	246,019	0
Equity securities	225	0	225	0
Commitments to extend credit	(28)	0	(28)	0
Total	$246,216	0	246,216	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2023 and December 31, 2022.

	Carrying Value at September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended September 30, 2023 Total Gains (Losses)	Nine Months Ended September 30, 2023 Total Gains (Losses)
Loans held for sale	$1,898	0	1,898	0	(14)	(24)
Mortgage servicing rights	2,780	0	0	2,780	0	0
Collateral dependent loans	1,171	0	1,171	0	(2)	(14)
Total	$5,849	0	3,069	2,780	(16)	(38)

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2022 Total Gains (Losses)
Loans held for sale	$1,314	0	1,314	0	3
Mortgage servicing rights, net	2,986	0	0	2,986	0
Impaired loans	1,978	0	1,978	0	(46)
Total	$6,278	0	3,292	2,986	(43)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of September 30, 2023 and December 31, 2022 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are shown below. Following the table there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	September 30, 2023						December 31, 2022
			Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount
Financial assets:
Cash and cash equivalents	$46,676	46,676	46,676				36,259	36,259
Securities available for sale	218,167	218,167		218,167			246,019	246,019
Equity securities	309	309		309			225	225
Loans held for sale	1,898	1,898		1,898			1,314	1,314
Loans receivable, net	850,760	780,050		780,050			777,078	724,497
Federal Home Loan Bank stock	1,316	1,316		1,316			1,283	1,283
Accrued interest receivable	3,868	3,868		3,868			3,003	3,003
Mortgage servicing assets	2,780	6,624			6,624		2,986	6,344

Financial liabilities:
Deposits	1,043,588	977,135		977,135			981,926	983,420
Accrued interest payable	2,377	2,377		2,377			298	298
Off-balance sheet financial instruments:
Commitments to extend credit	(37)	(37)				197,776	(28)	(28)	232,940
Commitments to sell loans	33	33				6,941	8	8	6,575

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

	For the Three Months Ended September 30,
(Dollars in thousands)	2023			2022
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) arising during the period	$(2,316)	(628)	(1,688)	(9,100)	(1,911)	(7,189)
Other comprehensive income (loss)	$(2,316)	(628)	(1,688)	(9,100)	(1,911)	(7,189)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023			2022
Securities available for sale:	Before Tax	Tax Effect (1)	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) arising during the period	$636	(627)	1,263	(30,782)	(7,324)	(23,458)
Other comprehensive income (loss)	$636	(627)	1,263	(30,782)	(7,324)	(23,458)

(1)	The tax effect on gross unrealized gains (losses) was impacted by a change in the effective tax rate used in the second quarter of 2023 to allocate the total unrealized gains on securities between the deferred tax asset and other comprehensive income.

(7) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	34	$88,744	(13,145)	$88,744	(13,145)
Federal Home Loan Mortgage Corporation (FHLMC)	0	0	0	24	75,073	(11,202)	75,073	(11,202)
Collateralized mortgage obligations:
FNMA	0	0	0	1	32	(3)	32	(3)
Other marketable securities:
U.S. Government agency obligations	2	9,841	(92)	9	43,987	(1,012)	53,828	(1,104)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total temporarily impaired securities	2	$9,841	(92)	69	$208,326	(25,572)	$218,167	(25,664)

December 31, 2022
Mortgage backed securities:
FNMA	12	$19,337	(1,629)	22	$85,599	(11,125)	$104,936	(12,754)
FHLMC	4	10,542	(1,214)	20	77,174	(9,963)	87,716	(11,177)
Collateralized mortgage obligations:
FNMA	1	36	(2)	0	0	0	36	(2)
Other marketable securities:
U.S. government agency obligations	4	19,334	(667)	7	33,507	(1,490)	52,841	(2,157)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total temporarily impaired securities	21	$49,249	(3,512)	50	$196,770	(22,788)	$246,019	(26,300)

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

As of September 30, 2023, the Company does not consider the unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments, with the exception of the corporate preferred stock, are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized loss on impaired securities, other than the corporate preferred stock, are the result of changes in interest rates. The unrealized losses reported for the corporate preferred stock at September 30, 2023 related to a single trust preferred security that was issued by the holding company of a community bank. As of September 30, 2023 all payments were current on the trust preferred security and the issuer’s subsidiary bank was considered to be well-capitalized based on its most recent regulatory filing. Based on a review of the issuer, it was determined that the trust preferred security was not impaired as a result of credit-related factors at September 30, 2023. The Company does not intend to sell the security and has the intent and ability to hold it for a period of time sufficient for recovery in amortized cost. Management believes that the Company will receive all principal and interest payments contractually due on the security and that the decrease in the market value is primarily due to a lack of liquidity in the market for trust preferred securities. Management will continue to monitor the credit risk of the issuer and may be required to recognize an other-than-temporary impairment on this security in future periods by recording an allowance for credit losses. There were no other-than-temporary impairments charged to earnings during 2022. During the three and nine-month periods ended September 30, 2023 and September 30, 2022, there were no sales of securities.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale was reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $0.4 million at September 30, 2023, and was excluded from the estimated credit losses.

A summary of securities available for sale at September 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Mortgage-backed securities:
FNMA	$101,889	0	(13,145)	88,744
FHLMC	86,275	0	(11,202)	75,073
Collateralized mortgage obligations:
FNMA	35	0	(3)	32
	188,199	0	(24,350)	163,849
Other marketable securities:
U.S. Government agency obligations	54,932	0	(1,104)	53,828
Corporate preferred stock	700	0	(210)	490
	55,632	0	(1,314)	54,318
	$243,831	0	(25,664)	218,167

December 31, 2022
Mortgage-backed securities:
FNMA	$117,690	0	(12,754)	104,936
FHLMC	98,893	0	(11,177)	87,716
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	216,621	0	(23,933)	192,688
Other marketable securities:
U.S. Government agency obligations	54,998	0	(2,157)	52,841
Corporate preferred stock	700	0	(210)	490
	55,698	0	(2,367)	53,331
	$272,319	0	(26,300)	246,019

The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $42.6 million and $45.9 million at September 30, 2023 and December 31, 2022, respectively.

The following table indicates amortized cost and estimated fair value of securities available for sale at September 30, 2023 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$75,709	69,735
Due after one year through five years	128,724	114,251
Due after five years through fifteen years	39,395	34,179
Due after fifteen years	3	2
Total	$243,831	218,167

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

(8) Loans Receivable, Net

A summary of loans receivable at September 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Single family	$260,716	205,890
Commercial real estate:
Real estate rental and leasing	270,638	249,783
Other	224,389	221,562
	495,027	471,345
Consumer	43,991	44,817
Commercial business	63,663	65,835
Total loans	863,397	787,887
Less:
Unamortized discounts	15	13
Net deferred loan fees	655	519
Allowance for credit losses	11,967	10,277
Total loans receivable, net	$850,760	777,078

(9) Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2023:
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517
Provision for losses	155	187	(1)	103	444
Charge-offs	0	0	0	0	0
Recoveries	1	0	5	0	6
Balance, September 30, 2023	$1,399	8,052	586	1,930	11,967

For the nine months ended September 30, 2023:
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277
January 1, 2023 adoption of ASU 2016-13	(259)	512	(485)	1,302	1,070
Provision for losses	395	514	34	(331)	612
Charge-offs	0	0	(27)	0	(27)
Recoveries	2	0	6	27	35
Balance, September 30, 2023	$1,399	8,052	586	1,930	11,967

Allocated to:
Individual allowance	$33	0	112	17	162
Collective allowance	1,228	7,026	946	915	10,115
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Allocated to:
Individual allowance	$29	0	112	23	164
Collective allowance	1,370	8,052	474	1,907	11,803
Balance, September 30, 2023	$1,399	8,052	586	1,930	11,967

Loans receivable at December 31, 2022:
Individually reviewed for impairment	$908	179	492	561	2,140
Collectively reviewed for impairment	204,982	471,166	44,325	65,274	785,747
Ending balance	$205,890	471,345	44,817	65,835	787,887

Loans receivable at September 30, 2023:
Individually reviewed for impairment	$638	177	458	62	1,335
Collectively reviewed for impairment	260,078	494,850	43,533	63,601	862,062
Ending balance	$260,716	495,027	43,991	63,663	863,397

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended September 30, 2022:
Balance, June 30, 2022,	$1,068	6,586	1,047	943	9,644
Provision for losses	77	505	12	(15)	579
Charge-offs	0	(90)	(8)	0	(98)
Recoveries	1	0	5	10	16
Balance, September 30, 2022	$1,146	7,001	1,056	938	10,141

For the nine months ended September 30, 2022:
Balance, December 31, 2021	$974	6,388	981	936	9,279
Provision for losses	171	703	92	(25)	941
Charge-offs	0	(90)	(24)	0	(114)
Recoveries	1	0	7	27	35
Balance, September 30, 2022	$1,146	7,001	1,056	938	10,141

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $3.4 million at September 30, 2023 and is excluded from the estimated credit losses.

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments. This amount is determined quarterly based on an estimate of outstanding commitments that are anticipated to be funded and multiplying those amounts by the loss rate for their loan category. The allowance for unfunded commitments at September 30, 2023 was not material.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities in the three or nine-month periods ended September 30, 2023.

The following table presents the components of the provision for credit losses for the three and nine-month periods ended September 30, 2023 and 2022.

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Provision for credit losses on:
Loans (1)	$444	612
Unfunded commitments(1)	(126)	(46)
Total	$318	566

(Dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Provision for credit losses on:
Loans (1)	$579	941
Total	$579	941

(1)The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

The following table presents total loans by risk categories and year of origination as of September 30, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Unclassified	$71,341	61,468	64,829	35,153	11,441	15,575	0	259,807
Special Mention	0	0	0	0	0	0	0	0
Substandard	79	193	0	80	185	332	0	869
Doubtful	0	0	0	0	25	15	0	40
Loss	0	0	0	0	0	0	0	0
	71,420	61,661	64,829	35,233	11,651	15,922	0	260,716

Commercial Real Estate
Unclassified	54,927	192,113	113,087	77,712	14,928	9,898	0	462,665
Special Mention	711	8,564	2,665	161	0	1,026	0	13,127
Substandard	2,965	658	292	13,109	639	1,572	0	19,235
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	58,603	201,335	116,044	90,982	15,567	12,496	0	495,027

Consumer
Unclassified	8,613	8,522	1,864	2,175	2,631	5,171	14,525	43,501
Special Mention	34	0	0	0	0	0	0	34
Substandard	0	26	136	0	3	131	43	339
Doubtful	0	15	0	0	0	0	0	15
Loss	4	0	34	0	0	23	41	102
	8,651	8,563	2,034	2,175	2,634	5,325	14,609	43,991
Current period gross write offs	0	1	0	0	0	26	0	27

Commercial Business
Unclassified	12,209	9,065	4,093	3,633	250	781	28,548	58,579
Special Mention	0	572	0	0	0	0	54	626
Substandard	1,503	479	196	195	20	35	2,030	4,458
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	13,712	10,116	4,289	3,828	270	816	30,632	63,663

Total Loans	$152,386	281,675	187,196	132,218	30,122	34,559	45,241	863,397

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

The aging of past due loans at September 30, 2023 and December 31, 2022 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2023
Single family	$1,116	199	210	1,525	259,191	260,716	0
Commercial real estate:
Real estate rental and leasing	71	0	0	71	270,567	270,638	0
Other	820	0	0	820	223,569	224,389	0
Consumer	327	22	63	412	43,579	43,991	0
Commercial business	0	937	0	937	62,726	63,663	0
Total	$2,334	1,158	273	3,765	859,632	863,397	0
December 31, 2022
Single family	$380	145	481	1,006	204,884	205,890	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	249,783	249,783	0
Other	578	0	0	578	220,984	221,562	0
Consumer	394	123	88	605	44,212	44,817	0
Commercial business	0	0	0	0	65,835	65,835	0
Total	$1,352	268	569	2,189	785,698	787,887	0

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

The following table presents the carrying value of collateral dependent individually analyzed loans as of September 30, 2023:

	September 30, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$413	429	0
Commercial real estate:
Other	177	177	0
Consumer	323	323	0

Loans with an allowance recorded:
Single family	225	225	29
Consumer	135	135	112
Commercial business	62	62	23

Total:
Single family	638	654	29
Commercial real estate:
Other (1)	177	177	0
Consumer (2)	458	458	112
Commercial business (3)	62	62	23
Total	$1,335	1,351	164

(1) Secured by commercial land.
(2) Secured by second mortgages on single family housing, recreational vehicles, and autos.
(3) Secured by business equipment.

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

(1) Secured by commercial land.
(2) Secured by second mortgages on single family housing, recreational vehicles, and autos.
(3) Secured by business equipment primarily related to the farming and trucking industries.

The following table summarizes the average recorded investment and interest income recognized on loans individually evaluated for impairment under previously applicable GAAP during the three and nine-month periods ended September 30, 2022:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$584	1	454	8
Commercial real estate:
Other	180	5	183	7
Consumer	304	2	346	7

Loans with an allowance recorded:
Single family	65	0	75	0
Commercial real estate:
Other	1,643	0	2,555	0
Consumer	157	0	151	1
Commercial business	323	0	165	0

Total:
Single family	649	1	529	8
Commercial real estate:
Other	1,823	5	2,738	7
Consumer	461	2	497	8
Commercial business	323	0	165	0
Total	$3,256	8	3,929	23

At September 30, 2023 and December 31, 2022, non-accruing loans totaled $1.1 million and $1.9 million, respectively, for which the related allowance for credit losses was $0.2 million at the end of both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $0.7 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively.

The non-accrual loans at September 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022

Single family	$638	$908
Consumer	408	441
Commercial business	35	529
	$1,081	$1,878

There were no single family loans that were in the process of foreclosure at September 30, 2023 and there were $0.2 million at December 31, 2022.

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

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the ACL. The Company made two loan modifications in the third quarter of 2023 to borrowers experiencing financial difficulty. These modifications involved extending the loans for periods longer than our loan policy dictates. There was no principal forgiveness or concession made on the interest rates. The amount of these modifications outstanding at September 30, 2023 was not material.

(10) Intangible Assets

The Company’s intangible assets consist of goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022	Nine Month Ended September 30, 2022
Balance, beginning of period	$2,986	3,280	3,280
Originations	417	615	532
Amortization	(623)	(909)	(695)
Balance, end of period	$2,780	2,986	3,117
Fair value of mortgage servicing rights	$6,624	6,344	6,249

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at September 30, 2023:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$96,365	2.92%	129	969
Original term 30 year fixed rate	438,060	3.78	304	2,702

Amortization expense for intangible assets was $0.6 million and $0.7 million for the nine month periods ended September 30, 2023 and 2022, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2023 and December 31, 2022 is presented in the following table.

	September 30, 2023
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$6,174	(3,394)	2,780
Goodwill	802	0	802
Total	$6,976	(3,394)	3,582

	December 31, 2022
	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
Mortgage servicing rights	$5,995	(3,009)	2,986
Core deposit intangible	574	(574)	0
Goodwill	802	0	802
Total	$7,371	(3,583)	3,788

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2023	$185
2024	709
2025	644
2026	550
2027	380
Thereafter	312
Total	$2,780

The projection of amortization is based on existing asset balances and the existing interest rate environment as of September 30, 2023. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist.

Goodwill was tested for impairment at September 30, 2023 due to the Company’s stock price being less than its book value and the Company determined that it was not permanently impaired and no write down was required.

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

The Company’s leases relate to office space and bank branches with remaining lease terms between eleven and fifty months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2023 a $0.4 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.1 million for the three-month periods, and $0.2 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	57	165	172
Weighted-average remaining lease term – operating leases, in years	2.2	3.0	2.2	3.0
Weighted-average discount rate – operating leases	2.69%	2.63%	2.69%	2.63%

The table below summarizes the maturity of remaining lease liabilities at September 30, 2023:

(Dollars in thousands)	September 30, 2023
2023	$59
2024	212
2025	58
2026	27
2027	25
Total lease payments	381
Less: Interest	(12)
Present value of lease liabilities	$369

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,355,613	4,348,444	4,347,166	4,366,672
Net dilutive effect of:
Restricted stock awards and options	26,843	30,652	27,865	32,651
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,382,456	4,379,096	4,375,031	4,399,323
Income available to common stockholders	$1,498	1,831	4,553	5,607
Basic earnings per common share	$0.34	0.42	1.05	1.28
Diluted earnings per common share	$0.34	0.42	1.04	1.27

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

The Board of Governors of the Federal Reserve Bank in its Small Bank Holding Company Policy Statement (Policy Statement) has exempted small bank holding companies with assets less than $3 billion from the above capital requirements. The Policy Statement also includes savings and loan holding companies that meet the Policy Statement’s qualitative requirements for exemption. The Company currently meets the qualitative exemption requirements, and therefore, is exempt from the above capital requirements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table and defined in the regulation) of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted total assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets.

The Bank’s average total assets and adjusted total assets for the third quarter of 2023 were both $1.1 billion and its risk-weighted assets were $920.5 million. The following table presents the Bank’s capital amounts and ratios at September 30, 2023 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
September 30, 2023
Common equity Tier 1 capital	$102,309	11.11%	$41,421	4.50%	$60,888	6.61%	$59,830	6.50%
Tier 1 leverage	102,309	8.93	45,827	4.00	56,482	4.93	57,284	5.00
Tier 1 risk-based capital	102,309	11.11	55,228	6.00	47,081	5.11	73,637	8.00
Total risk-based capital	113,821	12.37	73,637	8.00	40,184	4.37	92,047	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of September 30, 2023, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14) Stockholders’ Equity

The Company did not repurchase any shares of its common stock in the open market during the first nine months of 2023. At September 30, 2023, the Company was authorized to repurchase up to $6.0 million of its common stock under the existing share repurchase program. The Company declared a quarterly dividend of 6 cents per share of common stock outstanding that was paid to stockholders on March 8, 2023. Additionally, quarterly dividends of 8 cents per share of common stock outstanding were paid to stockholders on June 7, 2023 and September 7, 2023.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at September 30, 2023 were approximately $10.3 million, expire over the next twenty-seven months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the nine months ended September 30, 2023:
Interest income – external customers	$31,937	0	0	31,937
Non-interest income – external customers	6,086	0	0	6,086
Intersegment interest income	0	228	(228)	0
Intersegment non-interest income	201	4,889	(5,090)	0
Interest expense	8,571	0	(228)	8,343
Provision for credit losses	566	0	0	566
Non-interest expense	21,981	651	(201)	22,431
Income tax expense (benefit)	2,217	(87)	0	2,130
Net income	4,889	4,553	(4,889)	4,553
Total assets	1,154,015	101,855	(101,700)	1,154,171
At or for the nine months ended September 30, 2022:
Interest income – external customers	$24,253	0	0	24,253
Non-interest income – external customers	6,945	0	0	6,945
Intersegment interest income	0	27	(27)	0
Intersegment non-interest income	176	6,052	(6,228)	0
Interest expense	942	0	(27)	915
Provision for loan losses	941	0	0	941
Non-interest expense	20,972	613	(176)	21,409
Income tax expense (benefit)	2,467	(141)	0	2,326
Net income	6,052	5,607	(6,052)	5,607
Total assets	1,046,983	89,817	(89,007)	1,047,793
At or for the quarter ended September 30, 2023:
Interest income – external customers	$11,527	0	0	11,527
Non-interest income – external customers	2,184	0	0	2,184
Intersegment interest income	0	88	(88)	0
Intersegment non-interest income	71	1,602	(1,673)	0
Interest expense	3,812	0	(88)	3,724
Provision for credit losses	318	0	0	318
Non-interest expense	7,134	218	(71)	7,281
Income tax expense (benefit)	916	(26)	0	890
Net income	1,602	1,498	(1,602)	1,498
Total assets	1,154,015	101,855	(101,700)	1,154,171
At or for the quarter ended September 30, 2022:
Interest income – external customers	$8,631	0	0	8,631
Non-interest income – external customers	2,054	0	0	2,054
Intersegment interest income	0	10	(10)	0
Intersegment non-interest income	59	1,981	(2,040)	0
Interest expense	350	0	(10)	340
Provision for loan losses	579	0	0	579
Non-interest expense	7,025	208	(59)	7,174
Income tax expense (benefit)	809	(48)	0	761
Net income	1,981	1,831	(1,981)	1,831
Total assets	1,046,983	89,817	(89,007)	1,047,793

Item 2:	HMN FINANCIAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “expect,” “future,” “may,” “project” and “will,” or similar statements or variations of such terms and include, but are not limited to, those relating to: enacted and expected changes to the federal funds rate and the resulting impacts on consumer deposits, loan originations, and related aspects of the Bank’s business; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; anticipated future levels of the provision for credit losses; anticipated level of future asset growth; anticipated ability to maintain and grow core deposit relationships; anticipated impact of tax law changes on future taxable state income; anticipated level of future core deposit growth; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of its subsequently filed quarterly reports on Form 10-Q. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the two largest relating to the net unrealized losses on securities available for sale and the allowance for credit losses. For tax purposes, the net unrealized losses on securities available for sale are not recognized unless the securities are sold and the loss becomes realized. For book purposes, the unrealized losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. For the allowance for credit losses, only the net charge-offs are deductible for taxes, while the entire provision for credit losses is used to determine book income. A deferred tax asset for both of these items is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The only negative evidence the Company identified was related to a change in Wisconsin state tax law that was enacted in the third quarter of 2023. The law change allows financial institutions to exempt from state taxation loan income from loans of $5 million or less where the borrower resides or is located in Wisconsin. The law change is anticipated to substantially reduce the Company’s effective state income tax rate in Wisconsin, which is expected to reduce the Company’s Wisconsin state income tax expense in future periods. A valuation allowance was recorded in the third quarter of 2023 to reflect the anticipated reduction in the Company’s ability to recognize future Wisconsin state tax benefits when the timing differences reverse on the previously recorded deferred tax assets. It is possible that future conditions may differ substantially from those anticipated in determining that a valuation allowance was required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2022

Net Income

Net income was $1.5 million for the third quarter of 2023, a decrease of $0.3 million compared to net income of $1.8 million for the third quarter of 2022. Diluted earnings per share for the third quarter of 2023 were $0.34, a decrease of $0.08 from diluted earnings per share of $0.42 for the third quarter of 2022. Net income for the quarter was negatively impacted by a $0.5 million decrease in net interest income between the periods primarily because of a decrease in the net interest margin as a result of increased funding costs. Net income was also negatively impacted by a $0.1 million increase in income tax expense because of a valuation reserve that was established on the deferred tax asset as a result of Wisconsin state tax law changes that were enacted during the quarter. These decreases in net income were partially offset by a $0.3 million decrease in the provision for credit losses between the periods.

Net income was $4.6 million for the nine-month period ended September 30, 2023, a decrease of $1.0 million, or 18.8%, compared to net income of $5.6 million for the nine-month period ended September 30, 2022. Diluted earnings per share for the nine-month period ended September 30, 2023 was $1.04, a decrease of $0.23 per share compared to diluted earnings per share of $1.27 for the same period in 2022. The decrease in net income between the periods was due primarily to a $1.0 million decrease in the gain on sales of loans because of a decrease in mortgage loan sales, a $0.9 million increase in compensation expense due primarily to annual salary increases, a $0.4 million increase in other expenses primarily because of an increase in FDIC insurance expense. These decreases in net income were partially offset by a $0.3 million increase in net interest income due to an increase in interest rates and the amount of average interest earning assets outstanding, a $0.3 million decrease in the provision for credit losses, and a $0.3 million decrease in professional expenses due to a decrease in legal fees and a $0.2 million decrease in income tax expense.

Net Interest Income

Net interest income was $7.8 million for the third quarter of 2023, a decrease of $0.5 million, or 5.9%, compared to $8.3 million for the third quarter of 2022. Interest income was $11.5 million for the third quarter of 2023, an increase of $2.9 million, or 33.6%, from $8.6 million for the third quarter of 2022. Interest income increased because of the $51.4 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 4.15% for the third quarter of 2023, an increase of 89 basis points from 3.26% for the third quarter of 2022. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 2.25% increase in the prime interest rate between the periods.

Interest expense was $3.7 million for the third quarter of 2023, an increase of $3.4 million, or 995.3%, compared to $0.3 million for the third quarter of 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $45.3 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.46% for the third quarter of 2023, an increase of 132 basis points from 0.14% for the third quarter of 2022. The increase in the average rate paid is primarily related to the change in the types of funding sources as more brokered deposits, certificates of deposit, and Federal Home Loan Bank (FHLB) advances were used in the third quarter of 2023 than in the third quarter of 2022. These funding sources generally have higher interest rates than traditional checking and money market accounts. The increase in market interest rates as a result of the 2.25% increase in the federal funds rate between the periods also contributed to higher funding costs in the third quarter of 2023 when compared to the same period in 2022.

Net interest margin (net interest income divided by average interest-earning assets) for the third quarter of 2023 was 2.81%, a decrease of 32 basis points, compared to 3.13% for the third quarter of 2022. The decrease in net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

Net interest income was $23.6 million for the first nine months of 2023, an increase of $0.3 million, or 1.10%, compared to $23.3 million for the same period of 2022. Interest income was $31.9 million for the first nine months of 2023, an increase of $7.6 million, or 31.7%, from $24.3 million for the first nine months of 2022. Interest income increased because of the $56.0 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 3.97% for the first nine months of 2023, an increase of 79 basis points from 3.18% for the first nine months of 2022. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 2.25% increase in the prime interest rate between the periods.

Interest expense was $8.3 million for the first nine months of 2023, an increase of $7.4 million, or 811.8%, compared to $0.9 million for the same period of 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $48.4 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.13% for the first nine months of 2023, an increase of 100 basis points from 0.13% for the first nine months of 2022. The increase in the average rate paid is primarily related to the change in the types of funding sources used between the periods as more brokered deposits, certificates of deposits, and FHLB advances were used in the first nine months of 2023 than in the first nine months of 2022. These funding sources generally have interest rates that are higher than traditional checking and money market accounts. The increase in market interest rates as a result of the 2.25% increase in the federal funds rate between the periods also contributed to the higher funding costs in the first nine months of 2023 when compared to the same period in 2022.

Net interest margin (net interest income divided by average interest-earning assets) for the first nine months of 2023 was 2.93%, a decrease of 13 basis points, compared to 3.06% for the first nine months of 2022. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets as a result of the increase in the prime rate between the periods.

A summary of the Company’s net interest margin for the three and nine-month periods ended September 30, 2023 and 2022 is as follows:

	For the Three-Month Period Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$249,489	835	1.33%	$288,747	811	1.11%
Loans held for sale	3,409	56	6.57	1,806	26	5.72
Single family loans, net	254,391	2,637	4.11	187,340	1,646	3.49
Commercial loans, net	537,587	7,099	5.24	465,192	5,270	4.49
Consumer loans, net	45,929	757	6.54	43,403	531	4.86
Other	11,114	143	5.10	64,022	347	2.15
Total interest-earning assets	1,101,919	11,527	4.15	1,050,510	8,631	3.26

Interest-bearing liabilities:
Checking accounts	164,191	280	0.68	159,854	46	0.11
Savings accounts	111,623	27	0.10	126,427	19	0.06
Money market accounts	277,255	1,383	1.98	294,763	207	0.28
Retail certificate accounts	102,894	745	2.87	68,217	64	0.37
Wholesale certificate accounts	95,031	1,179	4.92	5,138	4	0.30
Customer escrows	656	4	2.00	0	0	0.00
Advances and other borrowings	7,804	106	5.40	0	0	0.00
Total interest-bearing liabilities	759,454			654,399
Non-interest checking	248,076			309,616
Other non-interest bearing liabilities	4,364			2,548
Total interest-bearing liabilities and non-interest bearing deposits	$1,011,894	3,724	1.46	$966,563	340	0.14
Net interest income		$7,803			$8,291
Net interest rate spread			2.69%			3.12%
Net interest margin			2.81%			3.13%

	For the Nine-Month Period Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$259,050	2,430	1.25%	$294,394	2,415	1.10%
Loans held for sale	2,173	103	6.38	2,820	91	4.32
Single family loans, net	229,364	6,782	3.95	177,842	4,593	3.45
Commercial loans, net	529,523	20,136	5.08	458,017	15,229	4.45
Consumer loans, net	46,411	2,150	6.19	42,010	1,476	4.70
Other	9,531	336	4.71	44,950	449	1.34
Total interest-earning assets	1,076,052	31,937	3.97	1,020,033	24,253	3.18

Interest-bearing liabilities:
Checking accounts	165,265	721	0.58	158,665	126	0.11
Savings accounts	115,974	82	0.09	123,896	54	0.06
Money market accounts	267,767	3,087	1.54	271,005	497	0.25
Retail certificate accounts	89,521	1,441	2.15	73,581	222	0.40
Wholesale certificate accounts	73,144	2,635	4.82	5,264	11	0.28
Customer escrows	3,908	59	2.00	0	0	0.00
Advances and other borrowings	7,838	318	5.42	656	5	1.04
Total interest-bearing liabilities	723,417			633,067
Non-interest checking	260,615			303,365
Other non-interest bearing liabilities	3,284			2,511
Total interest-bearing liabilities and non-interest bearing deposits	$987,316	8,343	1.13	$938,943	915	0.13
Net interest income		$23,594			$23,338
Net interest rate spread			2.84%			3.05%
Net interest margin			2.93%			3.06%

Provision for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The transition to this ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease to retained earnings of $0.8 million as of the adoption date. In addition, a liability of $0.1 million was established for projected future losses on unfunded commitments on outstanding lines of credit upon adoption.

The provision for credit losses was $0.3 million for the third quarter of 2023, a decrease of $0.3 million compared to $0.6 million for the third quarter of 2022. The provision for credit losses decreased primarily because of the decrease in loan growth that was experienced in the third quarter of 2023 when compared to the same period in 2022. The provision for credit losses was $0.6 million in the first nine months of 2023, a decrease of $0.3 million compared to $0.9 million for the first nine months of 2022. The provision for credit losses decreased between the periods primarily because the impact from the additional loan growth that was experienced in the first nine months of 2023 was less than it was for the same period in 2022.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses. The collective reserve amount increased from June 30, 2023 primarily because of the loan growth that was experienced during the quarter. The Company’s qualitative reserve amount also increased during the quarter as a result of the loan growth that was experienced and because of management’s perception that forecasted economic conditions had slightly deteriorated during the quarter.

A reconciliation of the Company’s allowance for credit losses for the three and nine month periods ended September 30, 2023 and 2022 is summarized as follows:

(Dollars in thousands)	2023	2022 (1)
Balance at June 30,	$11,517	9,644
Provision	444	579
Charge offs:
Commercial real estate	0	(90)
Consumer	0	(8)
Recoveries	6	16
Balance at September 30,	$11,967	10,141
Allocated to:
Collective allowance	$11,803	9,993
Individual allowance	164	148
	$11,967	10,141

(Dollars in thousands)	2023	2022
Balance at January 1,	$10,277	9,279
Adoption of Accounting Standard Update (ASU) 2016-13	1,070	0
Provision	612	941
Charge offs:
Consumer	(27)	(24)
Commercial real estate	0	(90)
Recoveries	35	35
Balance at September 30,	$11,967	10,141

(1) The 2022 amounts presented are calculated under prior accounting standard.

The projected liability for unfunded commitments decreased $0.1 million during both the third quarter and the first nine months of 2023 and the provision for credit losses was decreased to reflect the change. A reconciliation of the Company’s liability recorded for unfunded commitments for the three and nine month periods ended September 30, 2023 is summarized as follows:

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Balance, beginning of period	$166	0
Adoption of Accounting Standards Update (ASU) 2016-13	0	86
Provision	(126)	(46)
Balance, end of period	$40	40

Non-Interest Income

Non-interest income was $2.2 million for the third quarter of 2023, an increase of $0.1 million, or 6.3%, from $2.1 million for the third quarter of 2022. Other non-interest income increased $0.1 million due primarily to an increase in the income earned on the sales of uninsured investment products between the periods. Gain on sales of loans increased slightly primarily because of an increase in the single family loans that were sold between the periods. Fees and service charges increased slightly between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Loan servicing fees decreased slightly due to a decrease in the aggregate balances of single family loans that were being serviced for others as more serviced loans were paid off than were added to the servicing portfolio between the periods.

Non-interest income was $6.1 million for the first nine months of 2023, a decrease of $0.8 million, or 12.4%, from $6.9 million for the first nine months of 2022. Gain on sales of loans decreased $1.0 million between the periods because of a decrease in single family loan sales due primarily to an increase in the amount of originated mortgage loans that were placed into the loan portfolio. The increase in mortgage loans that were placed into the portfolio was the result of a targeted effort to originate loans to our executive banking clients. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of single family loans that were being serviced for others. These decreases were partially offset by a $0.1 million increase in fees and service charges between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Other non-interest income increased $0.1 million due primarily to an increase in the gains realized on equity securities between the periods.

Non-Interest Expense

Non-interest expense was $7.3 million for the third quarter of 2023, an increase of $0.1 million, or 1.5%, from $7.2 million for the third quarter of 2022. Compensation and benefits expense increased $0.1 million primarily because of annual salary increases and also because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced commercial loan production between the periods. Data processing expense increased $0.1 million due to an increase in system processing charges between the periods. Other non-interest expense increased slightly between the periods primarily because of an increase in FDIC insurance expense due to an increase in assessment rates. These increases in non-interest expenses were partially offset by a $0.1 million decrease in professional services between the periods primarily because of a decrease in legal expenses. Occupancy and equipment expense decreased slightly due primarily to a decrease in non-capitalized equipment costs between the periods.

Non-interest expense was $22.4 million for the first nine months of 2023, an increase of $1.0 million, or 4.8%, from $21.4 million for the first nine months of 2022. Compensation and benefits expense increased $0.9 million primarily because of annual salary increases and also because of a decrease in the direct loan origination compensation costs that were deferred as a result of the reduced commercial loan production between the periods. Other non-interest expense increased $0.4 million primarily because of an increase in FDIC insurance expense due to an increase in assessment rates between the periods. Data processing expenses increased $0.2 million between the periods primarily because of the change to an outsourced data processing relationship at the end of the first quarter of 2022. These increases in non-interest expense were partially offset by a $0.3 million decrease in professional services expense between the periods primarily because of a decrease in legal expenses relating to a bankruptcy litigation claim that was settled in the first quarter of 2022. Occupancy and equipment expense decreased $0.1 million due primarily to a decrease in non-capitalized software costs between the periods.

Income Taxes

Income tax expense was $0.9 million for the third quarter of 2023, an increase of $0.1 million from $0.8 million for the third quarter of 2022. The increase in income tax expense between the periods is primarily because of a valuation allowance that was established on our deferred tax asset as a result of Wisconsin state tax law changes that were enacted during the period. This increase in income tax expense was partially offset by a decrease in pre-tax income between the periods.

Income tax expense was $2.1 million for the first nine months of 2023, a decrease of $0.2 million from $2.3 million for the first nine months of 2022. The decrease in income tax expense is the result of a decrease in pre-tax income between the periods. This decrease was partially offset by an increase in income tax expense because of a valuation allowance that was established on the deferred tax asset as a result of Wisconsin state tax law changes that were enacted during the period.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters and December 31, 2022.

	September 30,	June 30,	December 31,
(Dollars in thousands)	2023	2023	2022
Non‑performing loans:
Single family	$638	$653	$908
Consumer	408	407	441
Commercial business	35	471	529
Foreclosed and repossessed assets:
Single family	0	220	0
Total non‑performing assets	$1,081	$1,751	$1,878
Total as a percentage of total assets	0.09%	0.16%	0.17%
Total as a percentage of total loans receivable	0.13%	0.18%	0.24%
Allowance for credit losses to non-performing loans	1,106.53%	752.44%	547.24%

Delinquency data:
Delinquencies (1)
30+ days	$3,088	$1,480	$1,405
90+ days	0	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.36%	0.18%	0.18%
90+ days	0.00%	0.00%	0.00%
(1) Excludes non-accrual loans.

The increase in delinquencies during the third quarter of 2023 is primarily related to a $1.3 million loan relationship in the agricultural industry.

Total non-performing assets were $ 1.1 million at September 30, 2023, a decrease of $0.7 million compared to $1.8 million at June 30, 2023 and a decrease of $0.8 million compared to $1.9 million at December 31, 2022. The third quarter decrease is related to a commercial business loan that was reclassified to performing and a previously foreclosed single family property that was sold during the quarter. The decrease in the first nine months of 2023 is related to a commercial business loan that was reclassified to performing and a previously classified non-performing single family property that was foreclosed and sold during the first nine months of 2023.

Dividends

The Company declared a quarterly dividend of 8 cents per share of common stock outstanding that was paid on September 7, 2023. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2023, the net cash provided by operating activities was $6.8 million. The Company collected $27.8 million in principal repayments on securities, collected $10.0 million on securities that matured, purchased FHLB stock for $7.4 million, purchased securities available for sale of $9.9 million, and received redemptions on FHLB stock of $7.4 million. The Company had a net increase in deposit balances of $61.7 million and a decrease of customer escrows of $5.5 million during the first nine months of 2023. It also obtained $0.1 million in treasury stock for the taxes payable on stock awards, paid dividends to stockholders of $1.0 million, purchased $0.5 million of premises and equipment, received proceeds from the sale of real estate and equipment of $0.3 million, received proceeds from borrowings of $180.1 million and repaid borrowings of $180.1 million. Loans receivable also increased $79.2 million during the first nine months of 2023.

The Company has certificates of deposit with outstanding balances of $149.6 million that come due over the next twelve months which includes $67.0 million in wholesale certificates. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to fund unanticipated outflows of certificates of deposit.

The Company had seven deposit customers each with aggregate deposits greater than $5.0 million as of September 30, 2023. The $125.0 million in funds held by these customers may be withdrawn at any time. Management anticipates that approximately $52.1 million of these deposits will be withdrawn from the Bank over the next twelve months based on discussions with certain of these depositors. It is anticipated that the majority of the deposits to be withdrawn will be replaced, at least initially, with brokered deposits or FHLB advances. FRB borrowings could also be used to replace the anticipated outflows of large checking and money market deposits.

The Company estimates that approximately 22.5% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at September 30, 2023. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, it is anticipated that they would be replaced with deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $289.1 million from the FHLB at September 30, 2023 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $91.3 million from the Federal Reserve Bank of Minneapolis based on the collateral value of the loans pledged at September 30, 2023. The Company also has the ability to pledge securities as collateral to increase the borrowing capacity of the Company by $119.9 million.

The Company’s primary source of cash is dividends from the Bank. At September 30, 2023, the Company had $17.2 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on September 30, 2023.

(Dollars in thousands)	Market Value

Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,113,060	1,088,140	1,064,358	1,039,105	1,014,838
Total market-risk sensitive liabilities	961,811	914,133	876,474	846,001	820,150
Off-balance sheet financial instruments	(14)	(1)	0	130	247
Net market risk	$151,263	174,008	187,884	192,974	194,441
Percentage change from current market value	(19.49)%	(7.39)%	0.00%	2.71%	3.49%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 3% to 51%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 42%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts and money market accounts were assumed to decay at an annual rate of 1% and 46%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 9%, 39% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve-month period ending September 30, 2024 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$291	0.89%
+100	177	0.54
0	0	0.00
-100	(225)	(0.69)
-200	(809)	(2.48)

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

ITEM 2.         Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The Company did not purchase any of its own stock during the third quarter of 2023. The Company announced on March 1, 2023 that the Board of Directors had authorized the repurchase of up to $6.0 million of shares and all $6.0 million remained available for repurchase at September 30, 2023. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 3.         Defaults Upon Senior Securities.

None.

ITEM 4.         Mine Safety Disclosures.

Not applicable.

ITEM 5.         Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

ITEM 6.         Exhibits.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Filing Status

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 2, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	November 2, 2023	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 2, 2023	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)