Form 10-K
period 2023-12-31
HMN FINANCIAL INC
filed 2024-03-15
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

YES ☐ NO  ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $67.9 million based on the closing stock price of $18.74 on such date as reported on the Nasdaq Global Market.

As of February 28, 2024, the number of outstanding shares of common stock of the registrant was 4,462,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and other reports filed by HMN Financial, Inc. (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “expect,” “future,” “may,” “project” and “will,”  or similar statements or variations of such terms and include, but are not limited to, those relating to: enacted and expected changes to the federal funds rate and the resulting impacts on consumer deposits, loan originations, net interest margin, net interest income and related aspects of the Home Federal Savings Bank’s (HFSB or the Bank) business; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; anticipated future levels of the provision for credit losses; anticipated level of future asset growth; anticipated ability to maintain and grow core deposit relationships; anticipated call dates of callable investments owned; anticipated impact of tax law changes on future taxable state income; anticipated level of future core deposit growth; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties.  Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

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

Market Area

The Company serves the southern Minnesota counties of Dodge, Fillmore, Freeborn, Houston, Mower, Olmsted, Steele and Winona, and portions of Goodhue and Wabasha through its corporate office located in Rochester, Minnesota and its eleven branch offices located in Albert Lea, Austin, Kasson, La Crescent, Owatonna, Rochester (4), Spring Valley and Winona, Minnesota. The portion of the Company’s southern Minnesota market area consisting of Rochester and the contiguous communities is composed of primarily urban and suburban communities, while the balance of the Company's southern Minnesota market area consists primarily of rural areas and small towns. Primary industries in the Company's southern Minnesota market area include health care, manufacturing, agriculture, wholesale and retail trade, service industries and education. Major employers include the Mayo Clinic, Hormel Foods, Hormel Institute, Quality Pork Processing, International Paper, Federated Insurance, Fastenal, Viracon, Daikin, Gopher Sport, Life Fitness, Wenger Corporation and IBM. The Company's market area is also the home of Winona State University, Rochester Community and Technical College, University of Minnesota - Rochester, Winona State University - Rochester Center, Austin’s Riverland Community College, and St. Mary’s University and South Eastern Technical College in Winona.

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

The Company serves the Iowa county of Marshall through its branch office located in Marshalltown, Iowa. Major employers in the area include JBS (pork processors), Emerson (automation solutions, and commercial and residential solutions), Lennox Industries (furnace and air conditioner manufacturing), Iowa Veterans Home (hospital care), Marshalltown Community School District (education) and UnityPoint Health (hospital care).

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

Lending Activities

General.  The Company originates 15 and 30 year fixed rate mortgage loans secured by single family residences and sells the majority of these loans into the secondary market in order to manage its interest rate risk. However, the Company may occasionally place a portion of the 10 or 15 year fixed rate mortgage loans that are eligible for sale in the secondary market into the loan portfolio in order to increase the yield earned on the Bank’s interest earning assets. The Company also originates shorter term and generally higher yielding commercial real estate, commercial business and construction loans that it places into its loan portfolio. Some shorter term single family fixed and adjustable rate mortgage loans are also placed into the loan portfolio. The Company also offers an array of consumer loan products that include both open-end and closed-end home equity loans. Home equity lines of credit have adjustable interest rates based upon the prime rate, as published in the Wall Street Journal, plus a margin. See “Note 5 Loans Receivable, Net” and “Note 6 Allowance for Credit Losses and Credit Quality Information” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the loan portfolio.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans as of December 31:

	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Fixed Rate Loans
Real estate:
Single family	$116,581	13.59%	$120,843	15.34%
Multi-family	42,292	4.93	35,348	4.49
Commercial	210,457	24.52	211,307	26.82
Construction	23,831	2.78	22,371	2.84
Total real estate loans	393,161	45.82	389,869	49.49
Non-real estate:
Consumer loans:
Home equity	6,420	0.75	6,587	0.84
Recreational vehicle	5,965	0.69	7,870	1.00
Other	6,471	0.76	4,489	0.57
Total consumer loans	18,856	2.20	18,946	2.41
Commercial business loans	34,717	4.04	39,575	5.02
Total non-real estate loans	53,573	6.24	58,521	7.43
Total fixed rate loans	446,734	52.06	448,390	56.92

Adjustable Rate Loans
Real estate:
Single family	147,722	17.21	85,047	10.79
Multi-family	18,321	2.14	18,537	2.35
Commercial	152,382	17.76	159,608	20.26
Construction	42,670	4.97	24,174	3.07
Total real estate loans	361,095	42.08	287,366	36.47
Non-real estate:
Consumer loans:
Home equity line	13,962	1.63	17,551	2.23
Home equity	5,670	0.66	4,278	0.54
Other	4,246	0.49	4,042	0.51
Total consumer loans	23,878	2.78	25,871	3.28
Commercial business loans	26,401	3.08	26,260	3.33
Total non-real estate loans	50,279	5.86	52,131	6.61
Total adjustable rate loans	411,374	47.94	339,497	43.08
Total loans	858,108	100.00%	787,887	100.00%
Less:
Unamortized discounts	15		13
Net deferred loan fees	577		519
Allowance for credit losses	11,824		10,277
Total loans receivable, net	$845,692		$777,078

The following table illustrates the interest rate and maturities of the Company's loan portfolio by loan category and interest rate type at December 31, 2023. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Scheduled repayments of principal are reflected in the year in which they are scheduled to be paid. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
(Dollars in thousands)	Single family		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
Fixed-rate loans:
Due during years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2024(1)	$8,278	3.71%	$24,434	5.19%	$11,272	6.60%	$4,818	6.53%	$19,942	4.65%	$68,744	5.18%
2025 through 2028	35,660	3.81	198,865	4.18	12,559	5.15	9,655	5.93	13,640	5.94	270,379	4.33
2029 through 2038	46,244	3.38	29,399	3.91	0	0.00	4,375	6.22	1,135	6.80	81,153	3.77
2039 and thereafter	26,399	3.71	51	4.50	0	0.00	8	8.04	0	0.00	26,458	3.71
Total fixed-rate loans	$116,581		$252,749		$23,831		$18,856		$34,717		$446,734

Adjustable-rate loans:

2024(1)	$3,338	4.63%	$6,509	4.93%	$11,461	8.62%	$1,329	7.55%	$16,470	8.83%	$39,107	7.72%
2025 through 2028	14,022	4.64	57,507	5.24	7,854	8.19	2,967	6.73	8,117	7.75	90,467	5.68
2029 through 2038	46,966	4.64	102,288	4.71	23,355	5.04	16,573	7.72	1,814	7.60	190,996	5.02
2039 and thereafter	83,396	4.85	4,399	5.41	0	0.00	3,009	7.63	0	0.00	90,804	4.97
Total adjustable-rate loans	$147,722		$170,703		$42,670		$23,878		$26,401		$411,374
Total	$264,303		$423,452		$66,501		$42,734		$61,118		$858,108

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2024 which have predetermined interest rates is $378.0 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $372.3 million. Construction and development loans at December 31, 2023 were $23.3 million for single family, $23.5 million for multi-family and $19.7 million for nonresidential.

The aggregate amount of loans and extensions of credit that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. In addition to the 15% limit, the Bank is permitted to lend an additional amount equal to 10% of unimpaired capital and surplus if the additional amount is fully secured by “readily marketable collateral” having a current market value of at least 100% of the loan or extension of credit. Applicable law establishes a number of rules for combining loans to separate borrowers. Loans or extensions of credit to one person may be attributed to other persons if: (i) the proceeds of a loan or extension of credit are used for the direct benefit of the other person; or (ii) a common enterprise is deemed to exist between persons. At December 31, 2023, based upon the 15% limitation, the Bank's regulatory limit for loans to one borrower was approximately $17.1 million and no loans to any one borrower exceeded this amount. At December 31, 2023, the Bank’s largest aggregate amount of loans to one borrower totaled $15.4 million. All of the loans for the largest borrower were performing in accordance with their terms as of December 31, 2023 and the borrower had no affiliation with the Bank other than their relationship as a customer.

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

Single family loans are originated either for inclusion in the loan portfolio under the Bank’s Portfolio First loan program or for sale in the secondary market.  Loans not placed into the portfolio are sold in the secondary market to the Federal National Mortgage Association (FNMA) on a servicing retained basis or to other third party investors on a servicing released basis. The limit for a retail mortgage originated for sale on the secondary market was $726,200 and $647,200 for 2023 and 2022, respectively, and these loans require the approval of a designated secondary market underwriter.

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

Loans that meet the underwriting guidelines of secondary market investors are approved by designated Credit Administration positions. The Credit Administration positions with secondary market approval authority include Retail Loan Underwriters, the Director of Retail Lending and Servicing, the Chief Credit Officer and the Chief Operating Officer. Resident, physician and professional loan products that fall under the Portfolio First Policy are underwritten and approved by a Retail Loan Underwriter who has the authority to approve these loans. Resident, physician and professional loans with exceptions require a second approval from an individual with Portfolio First approval authority. Approval level authorities are granted by the Chief Credit Officer or Chief Operating Officer and confirmed by the Executive Loan Committee on an annual basis. Loans are originated based on the specific guidelines established by the secondary market investor.

The Bank generally requires title insurance on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

Single Family Residential Real Estate Lending.  At December 31, 2023, the Company's single family real estate loans, consisting of both fixed rate and adjustable rate loans, totaled $264.3 million, an increase of $58.4 million from $205.9 million at December 31, 2022. The single family loan portfolio increased in 2023 primarily because a higher percentage of our originated single family loans were placed into the loan portfolio.  The majority of the single family loans that were placed into the loan portfolio were originated in non-salable loan products specific to our executive banking initiative targeting high net worth individuals and medical professionals.  The majority of the longer term loans that were originated during the year continued to be sold into the secondary market in order to generate income and to manage the Company’s interest rate risk position.

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

The Company also offers one year adjustable rate mortgages (ARMs) at a margin (generally 250 to 300 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for terms of up to 30 years. The ARMs offered by the Company allow the borrower to select (subject to pricing) an initial period of one to fifteen years between the loan origination and the date the first interest rate change occurs. The ARMs generally have a 150 to 200 basis point annual interest rate change cap and a lifetime cap of 300 to 600 basis points over or under the initial rate. The Company’s originated ARMs do not permit negative amortization of principal, generally do not contain prepayment penalties and are not convertible into fixed rate loans. Because of the low interest rate environment that had existed prior to the last two years, a limited number of ARM loans had been originated before 2022 as consumers generally opted for longer term fixed rate loans. Because of the increase in mortgage interest rates during 2022 and 2023, more adjustable rate loans were originated and placed into the loan portfolio.

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

At December 31, 2023, $0.8 million of the single family residential loan portfolio was non-performing, compared to $0.9 million at December 31, 2022.

Commercial Real Estate and Multi-Family Lending. The Company originates permanent commercial real estate and multi-family loans secured by properties located primarily in its market area. It also purchases a limited amount of participations in commercial real estate and multi-family loans originated by third parties. The commercial real estate and multi-family loan portfolio includes loans secured by motels, hotels, apartment buildings, townhomes, churches, manufacturing plants, land developments, office buildings, movie theaters, shopping malls, nursing homes, restaurants, warehouses and other non-residential building properties primarily located in the upper Midwestern portion of the United States. At December 31, 2023, the Company’s commercial and multi-family real estate loans totaled $423.4 million, a decrease of $1.4 million from $424.8 million at December 31, 2022.

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

Appraisals on commercial real estate and multi-family real estate properties are performed by independent appraisers prior to the time the loan is originated. For transactions less than $500,000, the Company may use an internal valuation. All appraisals on commercial and multi-family real estate are reviewed and approved by a qualified Bank employee or independent third party. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships and income projections for the property. The commercial loan policy generally requires personal guarantees from the proposed borrowers. An initial on-site inspection is generally required for all collateral properties for loans with balances in excess of $250,000. Independent annual reviews are performed for aggregate commercial lending relationships that exceed $500,000. The reviews cover financial performance, documentation completeness and accuracy of loan risk ratings.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2023, $0.5 million of loans in the commercial real estate portfolio were non-performing, compared to no loans that were non-performing at December 31, 2022.

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

At December 31, 2023, construction loans totaled $66.5 million, an increase of $20.0 million from $46.5 million at December 31, 2022. Total construction loans included $23.3 million and $28.4 million of single family residential, $23.5 million and $1.7 million of multi-family residential, and $19.7 million and $16.4 million of commercial real estate loans at December 31, 2023 and 2022, respectively. The nature of construction loans makes them more difficult to evaluate and monitor than loans on existing buildings. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project, experience of the builder and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. In these cases, the Company may be required to modify the terms of the loan. There were no construction loans in the commercial real estate portfolio that were non-performing at December 31, 2023 or December 31, 2022.

Consumer Lending.  The Company originates a variety of consumer loans, including home equity (open-end and closed-end), automobile, recreational vehicle, mobile home, lot loans, loans secured by deposit accounts and other loans for household and personal purposes. At December 31, 2023, the Company’s consumer loans totaled $42.7 million, a decrease of $2.1 million from $44.8 million at December 31, 2022.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed or adjustable interest rates, with terms up to 20 years for secured loans and up to five years for unsecured loans.

The Company's home equity loans are generally written so that the total commitment amount, when combined with the balance of any other outstanding mortgage liens, does not exceed 80% of the appraised value of the property or an internally established market value. Internal market values are established using current market data, including recent sales data, and are typically lower than third party appraised values. The closed-end home equity loans are written with fixed or adjustable rates with terms up to 20 years. The open-end home equity lines are written with an adjustable rate and a 2, 5 or 10 year draw period that requires interest only payments followed by a 10 year repayment period that fully amortizes the outstanding balance. The consumer may access the open-end home equity line by making a withdrawal at the Bank, transferring funds through our online or mobile banking products or writing a check on the home equity line of credit account. Open and closed-end equity loans, which are generally secured by second mortgages on the borrower’s principal residence, represented 61.0% and 63.4% of the Company’s consumer loan portfolio at December 31, 2023 and December 31, 2022, respectively.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles, recreational vehicles or mobile homes. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2023, $0.4 million of the consumer loan portfolio was non-performing, the same as the amount at December 31, 2022.

Commercial Business Lending.  The Company maintains a portfolio of commercial business loans to borrowers associated with the real estate industry as well as to retail, manufacturing operations, agricultural operations and professional firms. The Company's commercial business loans generally have terms ranging from six months to five years and may have either fixed or variable interest rates. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets such as inventory, equipment, leasehold interests in equipment, fixtures, real estate and accounts receivable. The underwriting process for commercial business loans includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any. The Company may also purchase a limited amount of participation interests in commercial business loans originated outside of the Company’s market area from third party originators. These loans generally have underlying collateral of inventory or equipment and repayment periods of less than ten years. At December 31, 2023, the Company’s commercial business loans totaled $61.1 million, a decrease of $4.7 million from $65.8 million at December 31, 2022. The decrease in commercial business loans was primarily due to a $6.2 million decrease in commercial secured loans and lines of credit that was partially offset by a $1.1 million increase in agriculture production loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her income, and which are secured by real property with more easily ascertainable value, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2023, $2.2 million of loans in the commercial business portfolio were non-performing, compared to $0.5 million at December 31, 2022.

Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities

Real estate loans are generally originated by the Company's salaried loan officers. Mortgage and consumer loan officers may also receive a commission in addition to their base salary for meeting production and other branch goals. Loan applications are taken in all branch and loan production offices.

The Company originates both fixed and adjustable rate loans, however, its ability to originate loans is dependent upon the relative client demand for loans in its markets. Demand for adjustable rate loans is affected by the interest rate environment. The amount of adjustable rate single family loans increased in 2023 due to an increase in longer term fixed rate mortgage interest rates which made adjustable rate mortgages a more affordable option for some borrowers to purchase a home. The Company originated $75.0 million of single family adjustable rate loans for its portfolio during 2023, an increase of $47.0 million from $28.0 million in 2022. The Company also originated $24.2 million of fixed rate single family loans for its portfolio during 2023, a decrease of $12.1 million from $36.3 million for 2022. The decrease in the amount of fixed rate single family loans that were placed into the loan portfolio during 2023 is primarily the result of selling almost all of the 15 year fixed rate mortgage loans, that were eligible for sale, into the secondary market and not placing them into the loan portfolio in order to manage the Company’s interest rate risk.

The Company typically focuses its portfolio loan origination efforts on commercial real estate, commercial business and consumer loans because these loans have terms to maturity and adjustable interest rate characteristics that are generally more beneficial to the Company in managing interest rate risk than traditional single family fixed rate conventional loans. The Company originated $87.6 million of multi-family and commercial real estate, commercial business and consumer loans (which excludes commercial real estate loans for construction and development) during 2023, a decrease of $162.3 million from originations of $249.9 million for 2022. The decrease in originations primarily reflects the $123.0 million decrease in originations of commercial real estate loans in 2023 compared to 2022. Commercial business loans originated in 2023 also decreased $29.9 million from 2022. The decrease in originated commercial real estate and commercial business loans was primarily because of the increase in interest rates that occurred between the periods which reduced demand for commercial real estate and commercial business loans between the periods.

In order to supplement loan demand in the Company's market area and geographically diversify its loan portfolio, the Company purchases participations in real estate loans from selected sellers, from time to time, with yields based upon then-current market rates. The Company reviews and underwrites all loans purchased to ensure that they meet the Company's underwriting standards, and the seller generally continues to service the loans. The Company has generally not experienced higher losses or credit quality issues with purchased participations than other loans originated by the Company. The Company purchased $3.3 million of loans during 2023, a decrease of $15.2 million from the $18.5 million purchased during 2022. All of the loans purchased have terms and interest rates that are similar in nature to the Company's originated single family, commercial real estate, construction and development and commercial business portfolios.

The Company has mortgage-backed and related securities that are held, based on investment intent, in the available for sale portfolio. The Company did not purchase any mortgage-backed securities in 2023 and purchased $15.0 million in 2022. The decrease in the amount of mortgage-backed securities purchased in 2023 is because of the reduced non-brokered deposit balances between the periods. The Company did not sell any mortgage-backed securities in 2023 or 2022. See “Investment Activities” section of this Annual Report on Form 10-K for further discussion of the Company’s investment activity.

The following table shows the loan and mortgage-backed and related securities origination, purchase, and sale and repayment activities of the Company for the periods indicated.

LOANS HELD FOR INVESTMENT
	Year Ended December 31,
(Dollars in thousands)	2023	2022
Originations by type
Adjustable rate:
Real estate:
Single family	$75,020	28,012
Multi-family	0	1,913
Commercial	11,736	43,277
Construction and development	41,716	53,247
Non-real estate:
Consumer	10,972	16,704
Commercial business	16,460	32,839
Total adjustable rate	155,904	175,992
Fixed rate:
Real estate:
Single family	24,187	36,343
Multi-family	400	4,459
Commercial	10,300	101,802
Construction and development	3,351	19,006
Non-real estate:
Consumer	14,155	11,901
Commercial business	23,527	37,033
Total fixed rate	75,920	210,544
Total loans originated	231,824	386,536
Purchases
Real estate:
Construction and development	0	15,400
Non-real estate:
Commercial business	3,300	3,050
Total loans purchased	3,300	18,450
Sales, participations and repayments
Real estate:
Single family	427	0
Commercial	1,899	19,866
Construction and development	8,345	0
Non-real estate:
Consumer	2,242	2,623
Commercial business	688	12,696
Total sales	13,601	35,185
Transfers to loans held for sale	4,215	14,899
Principal repayments	146,482	228,900
Total reductions	164,298	278,984
Decrease in other items, net	(605)	(115)
Net increase	$70,221	125,887

LOANS HELD FOR SALE
	Year Ended December 31,
(Dollars in thousands)	2023	2022
Originations by type
Fixed rate:
Real estate:
Single family	$60,708	71,062
Total fixed rate loans originated	60,708	71,062

Sales and repayments
Real estate:
Single family	62,996	76,089
Total sales	62,996	76,089
Transfers from loans held for investment	(1,972)	(766)
Change in market value/deferred fees	(9)	(3)
Principal repayments	1	3
Total reductions	61,016	75,323
Net decrease	$(308)	(4,261)

MORTGAGE-BACKED AND RELATED SECURITIES
	Year Ended December 31,
(Dollars in thousands)	2023	2022
Purchases
Fixed rate mortgage-backed securities	$0	15,043
Total purchases	0	15,043
Decrease in other items, net	(31,274)	(67,752)
Net decrease	$(31,274)	(52,709)

Classified Assets and Delinquencies

Classification of Assets.  Federal regulations require that each savings institution evaluate and classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, the OCC or the Federal Deposit Insurance Corporation (FDIC) examiners may identify problem assets and, if appropriate, require them to be classified with an adverse rating. There are three adverse classifications: substandard, doubtful, and loss. Assets classified as substandard have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have the weaknesses of those classified as substandard, with additional characteristics that make collection in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent specific allowances for credit losses. If an asset, or portion thereof, is classified as a loss, the institution generally charges off such amount. On the basis of management's review of its assets, at December 31, 2023, the Bank classified a total of $22.0 million of its loans and real estate as follows:

(Dollars in thousands)	Single Family	Construction or Development	Commercial and Multi-family	Consumer	Commercial Business	Total
Substandard	$1,333	388	15,583	232	4,226	21,762
Doubtful	38	0	0	34	0	72
Loss	0	0	0	159	0	159
Total	$1,371	388	15,583	425	4,226	21,993

The Bank's classified assets consist of non-performing loans and other assets discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K. See “Note 6 Allowance for Credit Losses and Credit Quality Information” in Item 8 of Part II in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information on classified assets.

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

The following table sets forth the Company's loan delinquencies by loan type, amount and percentage of loan category at December 31, 2023 for loans past due 60 days or more.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Single family	2	$71	0.03%	4	$363	0.14%	6	$434	0.17%
Non-residential real estate	0	0	0.00	1	399	0.11	1	399	0.11
Consumer	6	92	0.22	4	57	0.13	10	149	0.35
Commercial business	2	309	0.51	2	812	1.33	4	1,121	1.84
Total	10	$472	0.06%	11	$1,631	0.19%	21	$2,103	0.25%

Loans delinquent for 90 days and over are generally non-accruing and are included in the Company’s non-performing asset total at December 31, 2023.

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

The investment strategy of the Company has been directed toward a mix of high-quality government agency obligations with short terms-to-maturity. At December 31, 2023, the Company did not own any investment securities of a single issuer that exceeded 10% of the Company's stockholders’ equity other than U.S. government agency obligations.

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

	December 31, 2023				December 31, 2022
	Amortized	Adjusted	Fair	% of	Amortized	Adjusted	Fair	% of
(Dollars in thousands)	Cost	To	Value	Total	Cost	To	Value	Total
Securities available for sale:
U.S. Government agency obligations	$54,112	(432)	53,680	95.1%	$54,998	(2,157)	52,841	67.7%
Corporate preferred stock	0	0	0	0.0	700	(210)	490	0.6
Subtotal	$54,112	(432)	53,680	95.1	$55,698	(2,367)	53,331	68.3

Average remaining life of other marketable securities (in years)	0.91				1.39

Other interest-earning assets:
Cash equivalents	$2,770	0	2,770	4.9	$24,780	0	24,780	31.7
Total	$56,882	(432)	56,450	100.0%	$80,478	(2,367)	78,111	100.0%

Average remaining life or term to repricing of other marketable securities and cash equivalents (in years)	0.86				0.96

The composition and maturities of the investment securities portfolio, excluding FHLB stock, equity securities, mortgage-backed and related securities, are indicated in the following table.

	December 31, 2023
	1 Year or Less	After 1 through 5 Years	Over 5 Years	Total Securities
(Dollars in thousands)	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Adjusted To	Fair Value
Securities available for sale:
U.S. government agency securities (1)	$25,000	29,112	0	54,112	(432)	53,680
Total	$25,000	29,112	0	54,112	(432)	53,680

Weighted average yield	1.40%	4.22%	0.00%	2.92%
(1) Callable U.S. government agency securities maturity date based on first available call date that the security is anticipated to be called.

Mortgage-Backed and Related Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. All of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a U.S. government agency or are rated “AA” or higher. The Company had $161.4 million of mortgage-backed and related securities that were all classified as available for sale at December 31, 2023, compared to $192.7 million at December 31, 2022. No mortgage-backed securities were purchased in 2023 and $15.0 million were purchased in 2022.

The contractual maturities of the mortgage-backed and related securities portfolio without any prepayment assumptions at December 31, 2023 are as follows:

	December 31, 2023
(Dollars in thousands)	5 Years or Less	5 to 10 Years	10 to 20 Years	Balance
Securities available for sale:
Federal National Mortgage Association	$866	86,267	0	87,133
Federal Home Loan Mortgage Corporation	761	73,488	0	74,249
Collateralized Mortgage Obligations	0	0	32	32
Total	$1,627	159,755	32	161,414

Weighted average yield	2.46%	0.85%	3.11%	0.87%

At December 31, 2023, the Company did not have any non-agency mortgage-backed or related securities in excess of 10% of its stockholders' equity.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As clients become more interest rate conscious, the Bank may become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and money market accounts, and the rates paid on these deposits, has been and will likely continue to be significantly affected by market conditions. The increase in deposits in 2023 related primarily to the $102.8 million increase in certificates of deposit that was partially offset by the $88.1 decrease in checking accounts, the $15.5 million decrease in savings accounts, and the $4.3 million decrease in money market accounts between the periods. The decrease in these checking, savings, and money market accounts was the result of the increase in interest rates between the periods which resulted in many depositors seeking a higher interest rate for the funds held in these types of accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Opening balance	$981,926	950,666
Deposits	7,339,754	6,709,342
Withdrawals	(7,347,234)	(6,678,641)
Interest credited	2,347	559
Ending balance	976,793	981,926
Net (decrease) increase	$(5,133)	31,260
Percent change	(0.52)%	3.29%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of December 31, 2023.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2024	$4,090	91	776	5,976	9,456	457	20,846	8.88%
June 30, 2024	5,088	502	481	4,959	26,530	19,803	57,363	24.44
September 30, 2024	3,558	685	971	2,819	12,362	42,981	63,376	27.00
December 31, 2024	1,314	1,738	83	1,124	25,810	16,019	46,088	19.65
March 31, 2025	890	591	180	430	4,895	3,751	10,737	4.57
June 30, 2025	773	292	0	178	800	0	2,043	0.87
September 30, 2025	352	442	10	1,298	482	12,198	14,782	6.30
December 31, 2025	370	87	0	348	6,200	0	7,005	2.98
March 31, 2026	222	0	0	31	1,511	0	1,764	0.75
June 30, 2026	200	63	0	0	249	0	512	0.22
September 30, 2026	108	101	0	0	8,511	0	8,720	3.72
December 31, 2026	262	247	0	0	0	0	509	0.22
Thereafter	472	325	151	0	0	0	948	0.40
Total	$17,699	5,164	2,652	17,163	96,806	95,209	234,693	100.00%

Percent of total	7.54%	2.20%	1.13%	7.31%	41.25%	40.57%	100.00%

The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2023.

	Maturity
(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$16,791	52,533	93,293	42,843	205,460
Certificates of deposit of $250,000 or more	3,880	3,591	13,763	4,227	25,461
Public funds less than $250,000(1)	175	1,239	1,063	265	2,742
Public funds of $250,000 or more(1)	0	0	0	1,030	1,030
Total certificates of deposit	$20,846	57,363	108,119	48,365	234,693

Other deposit accounts of $250,000 or more	$263,190	0	0	0	263,190
Deposit accounts of $250,000 or more	267,070	3,591	13,763	5,257	289,681
Uninsured deposits (2)	191,165	11,978	23,131	6,656	232,930

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

Borrowings.  The Bank's other available sources of funds include advances from the FHLB and borrowings from the Federal Reserve Bank of Minneapolis. As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Consistent with its asset/liability management strategy, the Bank has utilized FHLB advances from time to time to fund loan growth and extend the term to maturity of its liabilities. The Bank may also use short-term FHLB and Federal Reserve Bank borrowings to offset short term cash needs due to deposit outflows or loan fundings. At December 31, 2023, the Bank had $13.2 million overnight FHLB advances and no Federal Reserve Bank borrowings outstanding. On such date, the Bank had a collateral pledge arrangement with the FHLB pursuant to which the Bank could borrow up to $283.5 million for liquidity purposes, subject to approval from the FHLB. The Bank also had the ability to borrow $87.3 million from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to it as collateral at December 31, 2023.

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

OIA is one of two subsidiaries of the Bank. OIA is a Minnesota corporation that was organized in 1983 and operated as an insurance agency until 1986 when its assets were sold. OIA remained inactive until 1993 when it began offering credit life insurance, annuity and mutual fund products to the Bank's clients and others. OIA currently offers a variety of financial planning products and services. HPH is the Bank’s other subsidiary and was organized as a limited liability company in Minnesota in 2013. It was inactive in 2023 but has operated as an intermediary for the Bank in holding and operating certain foreclosed properties.

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

Other Corporations Owned by the Company

The Bank was HMN’s sole direct subsidiary at December 31, 2023.

Employees

At December 31, 2023, the Company had 161 full time employees. None of the employees of the Company are represented by any collective bargaining unit. Management considers its employee relations to be good.

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

Savings associations are expected to conduct lending activities in a prudent, safe and sound manner. The OCC regulates the safety and soundness of the Bank by enforcing statutory limits on the Bank’s lending and investment powers. OCC regulations set aggregate limits on certain types of loans including commercial business, commercial real estate and consumer loans. OCC regulations also establish limits on loans to a single borrower. As of December 31, 2023, the Bank’s lending limit to one borrower was approximately $17.1 million.

A federal savings association generally may not invest in noninvestment-grade debt securities. A federal savings association may establish subsidiaries to conduct any activity the association is authorized to conduct and may establish service corporation subsidiaries for limited preapproved activities.

Qualified Thrift Lender Test. Savings associations, including the Bank, must be qualified thrift lenders (QTLs). A savings association generally satisfies the QTL requirement if at least 65% of a specified asset base consists of assets such as loans to small businesses and loans to purchase or improve domestic residential real estate. Savings associations may qualify as QTLs in other ways. Savings associations that do not qualify as QTLs are subject to significant restrictions on their operations. If the Bank fails to meet QTL requirements, the Company would face certain limitations, including potential enforcement action by the OCC and a statutory bar to the payment by the Bank of dividends except under prescribed conditions including approval by the OCC. As of December 31, 2023, the Bank met the QTL test.

OCC Assessments. The OCC is authorized by statute to charge assessments to cover the costs of examining the financial institutions it regulates and to fund its operations. The Bank’s OCC assessments for the year ended December 31, 2023 were approximately $0.2 million. The FRB does not currently assess HMN for examination fees.

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

During 2023, the Bank paid dividends to HMN of $2.0 million, which were used to fund the ongoing operating expenses of the Company, purchase treasury stock, pay dividends, and improve its cash position. The improved cash position will potentially allow the Company to make a capital contribution into the Bank should the Bank need additional capital to support its operations. HMN distributed $1.3 million in dividends to its common shareholders in 2023. In January 2024, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share of common stock. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” section of Part II, Item 7 of this Annual Report on Form 10-K for more information on the dividend that was declared in the first quarter of 2024.

Deposit Insurance. The FDIC insures the deposits of the Bank through the Deposit Insurance Fund (DIF). The DIF is funded by assessments of FDIC members such as the Bank. The FDIC applies a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2023, the Bank was assessed approximately $0.6 million for the DIF.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. As of December 31, 2023, the Bank had $1.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock. The FHLB’s dividend philosophy is to differentiate dividend rates between membership and activity-based capital stock. Based on the FHLB’s most recent quarterly filing on Form 10-Q for the nine months ended September 30, 2023, the effective dividend rates paid on these subclasses of its capital stock at September 30, 2023 were 3.00% and 8.50%, respectively.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low to moderate income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs improvement and substantial non-compliance. Under regulations that apply to all current CRA performance evaluations, many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. The Bank maintains a CRA statement for public viewing, as well as an annual CRA highlights document. These documents describe the Bank’s credit programs and services, community outreach activities, public comments and other efforts to meet community credit needs. The Bank’s last CRA exam was March 19, 2023 and the Bank received an “outstanding” rating under the Intermediate Small Savings Association criteria.

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

Available Information

The Company’s website is www.hmnf.com. The Company makes available, free of charge, through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. These reports are available as soon as reasonably practicable after it electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (SEC). Information contained on the Company’s website is expressly not incorporated by reference into this Annual Report on Form 10-K.

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

During 2023, the U.S. economy continued to perform reasonably well despite the negative impact of higher interest rates and inflation. However, there are continuing concerns related to a potential slowdown in economic activity as the Federal Open Market Committee continues to maintain the federal funds rate at a higher level than what it has been over the past several years in an effort to reduce inflation and its effects on the financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

HMN’s primary source of cash is dividends from the Bank, and the Bank is restricted from paying dividends to HMN unless certain conditions are met under bank regulatory requirements. At December 31, 2023, HMN had $16.3 million in cash balances. Primarily, HMN requires cash for the payment of holding company level expenses, including director and management fees, legal expenses and regulatory costs. HMN may also use cash for the repurchase of outstanding HMN stock and the payment of dividends. HMN does not anticipate that it will have, on an ongoing long term stand-alone basis, adequate liquid resources to make all of the required cash payments for these items in the future. To meet these payment requirements or other potential HMN liquidity or capital needs would require dividends from the Bank or external capital. Failure to meet regulatory requirements for any future dividends from the Bank to HMN, or to receive dividends in amounts deemed satisfactory by HMN, could cause HMN to require other sources of liquidity for its needs in 2024 and beyond. Further information about HMN’s liquidity position is available in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section in Part II, Item 7 of this Annual Report on Form 10-K.

Changes in interest rates could negatively impact the Company’s results of operations.

The earnings of the Company are primarily dependent on net interest income, which is the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. If the Company’s interest-earning assets mature, reprice or prepay more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice, or, in the case of deposits, are withdrawn by the accountholder, more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income. Given the Company’s assets and liability composition as of December 31, 2023, a falling interest rate environment would negatively impact the Company’s results of operations. The effect on our deposits of decreases in interest rates generally lags the effect on our assets. The lagging effect of deposit rate changes is primarily due to the Bank’s deposits that are in the form of certificates of deposit, which do not re-price immediately when the federal funds rate changes.

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

Changes in interest rates also can affect the value of loans, investments and other interest-rate sensitive assets including mortgage servicing rights, and the Company’s ability to realize gains on the sale or resolution of assets. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and increased credit loss reserve requirements that could have a material adverse effect on the Company’s results of operations.

Changes in interest rates could continue to negatively impact the fair market value of our available for sale securities portfolio.

The fair market value of our fixed rate available for sale securities portfolio has been negatively impacted over the past couple of years due to an increase in market interest rates. The result has been that the Company has recorded a $13.2 million accumulated other comprehensive loss (OCL) in equity as of December 31, 2023. Future increases in long term interest rates will likely continue to have a negative effect on the fair market value of our fixed rate securities portfolio and increases in OCL may occur in future periods. Furthermore, if we are forced to liquidate any of these investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

Strong competition within the Company’s market area may limit profitability or generate losses.

The Company faces significant competition both in attracting deposits and in the origination of loans. Mortgage brokers, commercial banks, credit unions and other savings institutions, which have offices in the Bank’s market area have historically provided most of the Company’s competition for deposits and loans; however, the Company also competes with financial institutions, mutual funds, and securities firms  that operate through Internet banking operations throughout the United States. Many competitors have substantially greater financial and other resources than the Company. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over the Company. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. This competitive strategy places significant competitive pressure on the prices of loans and deposits.

Loss of large checking and money market deposit clients could increase cost of funds and have a negative effect on results of operations.

The Company has a number of large deposit clients that maintain balances in checking and money market accounts at the Bank. At December 31, 2023, there was $60.3 million in checking and money market accounts of clients in the alternative energy and other industries that have individual relationship balances greater than $5 million. The ability to attract and retain these types of deposits has a positive effect on the Company’s net interest margin as they provide a relatively low cost of funds to the Company compared to certificates of deposits or advances. If these depositors were to withdraw these funds and the Bank was not able to replace them with similar types of deposits, the Banks cost of funds would increase and the Company’s results of operation would be negatively impacted.

Because of the asset size of the Company, adverse performance affecting a few large loans or lending relationships can cause significant volatility in earnings.

Due to the Company’s asset size, the provision for credit losses or charge-offs associated with individual loans can be large relative to the Company’s earnings for a particular period. If one or a few relatively large loans become non-performing in a period and the Company is required to increase its loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a small number of loans may be disproportionately larger than the impact of such loans on the quality of the Company’s overall loan portfolio. The Company generally limits its internal loan originations to loans less than $7.5 million with loans over that amount approved by its Executive Loan Committee. The Company’s regulatory lending limit was $17.1 million at December 31, 2023. The Bank’s largest borrowing relationship had outstanding loans totaling $15.4 million and was performing at December 31, 2023.

The Company has concentrations in commercial business and commercial real estate loans, increasing the risk in its loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of its loan portfolio, the Company continues to maintain the balances of its commercial business and commercial real estate portfolios.  These categories of loans represented approximately 64% of the total loans receivable at December 31, 2023.  Some of the Company’s commercial real estate portfolio is in land development loans, while many of the Company’s commercial business loans are made to borrowers associated with the real estate industry. Commercial business and commercial real estate loans generally, and land development loans in particular, present a higher level of risk than loans secured by single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed or properties intended for resale are not developed and sold), the borrower’s ability to repay the loan and the underlying collateral may be impaired. Commercial business loans to businesses that are dependent on the cash flow generated by the sale or leasing of real estate are similarly impacted. At December 31, 2023, the Company had $3.8 million of non-performing loans, of which $2.7 million related to commercial business and commercial real estate loans. At December 31, 2023, total classified loans included $32.6 million of commercial business and commercial real estate loans. The Company may experience actual losses in respect of these classified loans and further increases in the level of classified loans in our loan portfolio that may require further increases in our provision for credit losses.

Our allowance for credit losses may prove to be insufficient to absorb losses or appropriately reflect, at any given time, the inherent risk of loss in our loan portfolio.

Our non-performing assets were at $3.8 million, or 0.34% of total assets, at December 31, 2023.  Classified loans at December 31, 2023 were $34.9 million, or 4.1% of total loans. Classified loans represent special mention, performing substandard and non-performing loans. The low level of our classified loans is primarily due to the current economic environment. If the favorable economic environment does not continue these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses or an increased risk of loss in our loan portfolio, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for credit losses to provide for loans in our portfolio that may not be repaid in their entirety. Our allowance for credit losses may not be sufficient to cover actual credit losses or the inherent risk of loss in our loan portfolio, and future provision for credit losses could materially adversely affect our operating results.

In evaluating the appropriateness of our allowance for credit losses, we consider numerous factors, including but not limited to, specific occurrences of loan impairment, our historical charge-off experience, actual and anticipated changes in the size of the portfolios, national, regional and local economic conditions such as unemployment data, loan delinquencies, demand for single family homes, demand for commercial real estate and building lots, loan portfolio composition and observations made by the Company's ongoing internal audit and regulatory exam processes. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses and estimates of risk of loss inherent in our loan portfolio have varied and are likely to continue to vary from our current estimates. Such variances may materially and adversely affect our financial condition and results of operations.

Federal regulators, as an integral part of their examination process, periodically review our allowance for credit losses and may require us to increase our allowance for credit losses by recognizing additional provisions for credit losses charged to expense, or to decrease our allowance for credit losses by recognizing loan charge-offs. Any such additional provisions for credit losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

The Company’s business is dependent upon the transmission and storage of confidential information in digital technologies, computer and email systems, software and networks. The Company has security systems in place and regularly monitors its computer systems and network infrastructure. The Company does not believe that it has experienced a material cybersecurity incident, but it has experienced immaterial threats to its data and systems, including computer virus and malware attacks and other attempted unauthorized access to our systems. Cybersecurity threats are rapidly evolving and the Company may not be able to anticipate or prevent all future attacks. Other financial institutions have been, and continue to be, the target of various evolving and adaptive cybersecurity threats, including malware and denial of service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary, or other information. As cybersecurity threats continue to evolve, the Company may incur increasing costs in an effort to minimize these risks. In addition, the Company could be held liable for, and could suffer reputational damage as a result of, any security breach or loss, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

During the year ended December 31, 2023, the price of our common stock on The Nasdaq Global Market ranged from $17.31 to $24.95 per share, and over the two-year period from January 1, 2022 to December 31, 2023 it ranged from $17.31 to $25.98. Our closing sale price on December 31, 2023 was $23.00 per share and on February 16, 2024 it was $20.22 per share. Our stock generally trades in relatively low volumes and its price may fluctuate in response to a number of events and factors, including, but not limited to, variations in operating results, litigation or governmental and regulatory proceedings, market perceptions of our financial reporting, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may issue additional stock, or reissue shares of treasury stock, without shareholder consent.

We have authorized 16,000,000 shares of common stock. As of December 31, 2023, 9,128,662 shares were issued and outstanding (including 4,670,757 shares that were held as treasury stock) and 6,871,338 shares were unissued. The Company has also granted options to purchase 34,229 shares of common stock that are currently outstanding and has 318,040 shares that are available to be awarded pursuant to our current equity incentive plans. The board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares and to reissue all of the treasury shares. Additional shares may be issued, or treasury shares reissued, in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance, or reissuance, will dilute the percentage ownership of existing stockholders. We are also currently authorized to issue up to 500,000 shares of preferred stock, however, as of December 31, 2023, there were no preferred stock shares issued and outstanding. Under our certificate of incorporation, our board of directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval.  Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and has integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management.  Our information technology department continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Because of the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage their specialized knowledge and insights, ensuring our cybersecurity strategies and processes are appropriate.  Our collaboration with these third parties includes ongoing system penetration testing, regular audits, threat assessments, and consultation on security enhancements.

Because the Company is aware of the risks associated with third-party service providers, management implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure they meet our cybersecurity standards.

We are not aware of any previous cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

Governance

The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and is composed of members with diverse expertise including, risk management, technology, and finance, allowing them to effectively oversee cybersecurity risks.  The Director of Information Technology (DIT) plays a pivotal role in informing the Board on cybersecurity risks. He provides comprehensive briefings to the Board on a quarterly basis which include updates on the results of vulnerability testing, status of software patching installations, results of business continuity exercises, a summary of recent cybersecurity events/articles, and an update on third-party consultant activities. In addition, our external consultants meet with the Board on an annual basis to update them on the results of their reviews.

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the DIT, Mr. Roberts Hoenisch. With over 30 years of experience in the information technology field, Mr. Hoenisch brings a wealth of expertise to his role. He, in conjunction with his staff and external consultants, oversees our governance programs, tests our compliance with standards, remediates known risks, and implements our employee training program.

Monitor Cybersecurity Incidents

The DIT is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The DIT, along with his staff and third party consultants, implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the DIT is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The DIT, in his capacity, regularly informs the Chief Financial Officer (CFO) and Chief Executive Officer (CEO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, any significant cybersecurity matters, and strategic risk management decisions would be escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2.   PROPERTIES

The Company owns its corporate office in Rochester, Minnesota and the buildings and land for eleven of its fourteen full service branches. The remaining three full service branches and two loan production offices are leased. These leased branches are located at: 100 1st Ave Bldg., Suite 200, Rochester, Minnesota; 2805 Dodd Road, Suite 160, Eagan, Minnesota; and 1015 West Frontage Road, Suite 100, Owatonna, Minnesota. The leased loan production offices are located at: 50 14th Avenue East, Suite 100, Sartell, Minnesota and 700 North Third Street, North, Suite 204, La Crosse, Wisconsin. The Bank uses all properties and they are all located in Minnesota, except for one full service branch located in Iowa and the one full service branch and one loan production office that are located in Wisconsin.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The common stock of the Company is listed on the Nasdaq Stock Market (Nasdaq) under the symbol “HMNF.” As of December 31, 2023, the Company had 9,128,662 share of common stock issued and outstanding (including 4,670,757 shares that were held as treasury stock), and there were 374 stockholders of record and 901 estimated beneficial owners of common stock.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated asset growth, general business practices and other factors. The Company made four quarterly dividend payments of 6 cents per share that totaled $1.0 million during 2022 and made one quarterly dividend payment of 6 cents per share and three quarterly dividend payments of 8 cents per share that totaled $1.3 million during 2023. The Company will continue to evaluate the best use of the Company’s capital based on the factors identified above.

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

In January 2024, the Company’s Board of Directors declared a quarterly dividend of 8 cents per share of common stock payable on March 6, 2024 to stockholders of record at the close of business on February 13, 2024. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors.

The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (a)
October 1, 2023 to October 31, 2023	0	$	N/A	0	$6,000,000
November 1, 2023 to November 30, 2023	1,414		18.25	1,414	$5,974,198
December 1, 2023 to December 31, 2023	28,043		21.52	28,043	$5,370,816
Total	29,457		$21.36	29,457	$5,370,816

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read the cautionary note under the heading “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K for additional information.

Overview

HMN is the stock savings bank holding company for the Bank, which operates community banking and loan production offices in Minnesota, Iowa and Wisconsin. The earnings of the Company are primarily dependent on the Bank's net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities such as deposits and other borrowings. The difference between the average rate of interest earned on assets and the average rate paid on liabilities is the interest rate spread. Net interest income is produced when interest-earning assets equal or exceed interest-bearing liabilities and there is a positive interest rate spread. Net interest income and net interest rate spread are affected by changes in interest rates, the volume and composition of interest-earning assets and interest-bearing liabilities and non-interest bearing deposits, and the level of non-performing assets. The Company's net earnings are also affected by the generation of non-interest income, which consists primarily of gains from the sale of loans, fees for servicing loans, commissions on the sale of uninsured investment products, and service charges on deposit accounts. The Bank incurs expenses in addition to interest expense in the form of compensation and benefits, occupancy and equipment expenses, provisions for credit losses, data processing costs, professional services, deposit insurance, amortization expense on mortgage servicing assets, advertising expenses, and income taxes. The earnings of financial institutions, such as the Bank, are also significantly affected by prevailing economic and competitive conditions, particularly changes in interest rates, government monetary and fiscal policies, and regulations of various regulatory authorities. Lending activities are influenced by the demand for and supply of business credit, single family and commercial properties, competition among lenders, the level of interest rates and the availability of funds. Deposit balance fluctuations and costs of deposits are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings.

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

Allowance for Credit Losses and Related Provision

The determination of the allowance for credit losses (ACL) is considered a critical accounting estimate by management because it is inherently subjective and involves a high degree of judgement to determine the appropriateness of the ACL. The determination of the ACL requires management to select an appropriate ACL methodology, select and analyze various quantitative and qualitative loss factors, estimate maximum loss percentages, develop appropriate calculations to estimate the impact of the various loss factors on the required allowance, and use other material estimates, including forecasted economic data, to calculate the ACL and to evaluate it for appropriateness. All of the factors used to determine the ACL are subject to frequent adjustments that could result in material changes to the amount of the recorded ACL.

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023. Under ASU 2016-13, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed, in accordance with ASU 2016-13, as well as the expected losses in each identified pool of loans that have not been individually reviewed. Although management believes that based on current conditions the allowance for credit losses is maintained at an appropriate amount to provide for the expected credit losses in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the ACL and adjustments may be required in the future. See “Note 1 Description of the Business and Summary of Significant Accounting Policies – New Accounting Pronouncements” and “Note 6 Allowance for Credit Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for further disclosures and information on the impact on the Company when it adopted ASU 2016-13 on January 1, 2023.

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

The Company maintains significant net deferred tax assets for deductible temporary differences, the two largest relating to the net unrealized losses on securities available for sale and the allowance for credit losses. For tax purposes, the net unrealized losses on securities available for sale are not recognized unless the securities are sold and the loss becomes realized. For book purposes, the unrealized losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. For the allowance for credit losses, only the net charge-offs are deductible for taxes, while the entire provision for credit losses is used to determine book income. A deferred tax asset for both of these items is created because of the timing difference of when the expense is recognized for book and tax purposes. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The only negative evidence that the Company identified was related to a change in Wisconsin state tax law that was enacted in 2023. The law change allows financial institutions to claim an exemption from state taxation loan income from loans of $5 million or less where the borrower resides or is located in Wisconsin. The law change is anticipated to substantially reduce the Company’s effective state income tax rate in Wisconsin, which is expected to reduce the Company’s Wisconsin state income tax expense in future periods. A valuation allowance has been recorded to reflect the anticipated reduction in the Company’s ability to recognize future Wisconsin state tax benefits when the timing differences reverse on the previously recorded deferred tax assets. It is possible that future conditions may differ substantially from those anticipated in determining that a valuation allowance is required on deferred tax assets and adjustments may be required in the future.

Determining the ultimate settlement of any tax position requires significant estimates and judgments in arriving at the amount of tax benefits to be recognized in the financial statements. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Results of Operations

Comparison of 2023 with 2022

Net income was $6.0 million for 2023, a decrease of $2.0 million, or 25.4%, compared to net income of $8.0 million for 2022. Diluted earnings per share for the year ended December 31, 2023 was $1.37, a decrease of $0.46 per share, compared to diluted earnings per share of $1.83 for the year ended December 31, 2022. The decrease in net income between the periods was due primarily to a $1.5 million decrease in net interest income primarily because of a decrease in the net interest margin as a result of increased funding costs. Gain on sales of loans decreased $0.9 million between the periods because of a decrease in mortgage loan sales. Compensation expense increased $0.9 million due primarily to annual salary increases between the periods. These decreases in net income were partially offset by a $0.4 decrease in the provision for credit losses between the periods. Other non-interest income increased $0.2 million primarily because of an increase in the commissions earned on the sale of uninsured investment products between the periods.

Net Interest Income

Net interest income was $30.8 million for 2023, a decrease of $1.5 million, or 4.6%, from $32.3 million for 2022. Interest income was $43.5 million for 2023, an increase of $9.2 million, or 26.9%, from $34.3 million for 2022. Interest income increased because of the $54.1 million increase in the average interest-earning assets between the periods and also because of the increase in the average yield earned on interest-earning assets between the periods. The average yield earned on interest-earning assets was 4.02% for 2023, an increase of 69 basis points from 3.33% for 2022. The increase in the average yield was primarily related to the increase in market interest rates as a result of the 5.25% increase in the prime interest rate over the past two years.

Interest expense was $12.7 million for 2023, an increase of $10.7 million, or 536.3%, compared to $2.0 million for 2022. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $46.5 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.28% for 2023, an increase of 107 basis points from 0.21% for 2022. The increase in the average rate paid was primarily related to the change in the types of funding sources used between the periods as more brokered deposits, certificates of deposits, and Federal Home Loan Bank (FHLB) advances were used in 2023 than in 2022. These funding sources generally have interest rates that are higher than traditional checking and money market accounts. The increase in market interest rates as a result of the 5.25% increase in the federal funds rate over the past two years also contributed to the higher funding costs in 2023 when compared to 2022.

The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and non-interest bearing deposits, expressed both in dollars and rates. Non-accruing loans have been included in the average outstanding loan balance in the table as loans carrying a zero yield.

	Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Securities available for sale(1):
Mortgage-backed and related securities	$198,649	2,362	1.19%	$238,128	2,801	1.18%
Other marketable securities	55,501	966	1.74	52,161	428	0.82
Loans held for sale	2,174	140	6.42	2,418	115	4.75
Loans receivable, net(1) (2)	816,156	39,506	4.84	699,365	30,333	4.34
Cash equivalents and other earning assets	10,351	503	4.86	36,692	578	1.58
Total interest-earning assets	$1,082,831	43,477	4.02	$1,028,764	34,255	3.33

Interest-bearing liabilities:
Checking accounts	$162,685	1,037	0.64%	$159,509	220	0.14%
Savings accounts	114,074	110	0.10	123,786	75	0.06
Money market accounts	267,939	4,577	1.71	271,750	882	0.32
Certificate accounts	179,546	6,566	3.66	81,528	555	0.68
Customer escrows	2,923	59	2.00	803	16	2.00
FHLB advances and other borrowings	6,807	371	5.45	6,665	251	3.77
Total interest-bearing liabilities	$733,974			$644,041
Noninterest checking	256,294			300,394
Other noninterest-bearing liabilities	3,170			2,455
Total interest-bearing liabilities and noninterest-bearing deposits	$993,438	12,720	1.28%	$946,890	1,999	0.21%
Net interest income		30,757			$32,256
Net interest rate spread			2.74%			3.12%
Net earning assets	$89,393			$81,874
Net interest margin			2.84%			3.14%
Average interest-earning assets to average interest-bearing liabilities and noninterest-bearing deposits		109.00%			108.65%

(1)	Tax exempt income was not material; therefore, the yield was not presented on a tax equivalent basis for any of the years presented.
(2)	Calculated net of deferred loan costs, loan discounts, loans in process and loss reserves.

Net interest margin (net interest income divided by average interest-earning assets) for 2023 was 2.84%, a decrease of 30 basis points, compared to 3.14% for 2022. The decrease in the net interest margin was primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

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

	Year Ended December 31,
	2023 vs. 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume (1)	Rate(1)	Total Increase (Decrease)
Interest-earning assets:
Securities available for sale:
Mortgage-backed and related securities	$(465)	26	(439)
Other marketable securities	27	511	538
Loans held for sale	(12)	37	25
Loans receivable, net	5,183	3,990	9,173
Cash equivalents and other earning assets	(389)	314	(75)
Total interest-earning assets	$4,344	4,878	9,222
Interest-bearing liabilities:
Checking accounts	$3	814	817
Savings accounts	(6)	41	35
Money market accounts	(28)	3,723	3,695
Certificate accounts	3,688	2,323	6,011
Customer escrows	(1)	44	43
FHLB advances and other borrowings	5	115	120
Total interest-bearing liabilities	$3,661	7,060	10,721
Increase (decrease) in net interest income	$683	(2,182)	(1,499)

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

At December 31, 2023
Weighted average yield on:		Weighted average rate on:
Securities available for sale:
Mortgage-backed and related securities	1.16%	Checking accounts	0.85%
Other marketable securities	2.86	Savings accounts	0.11
Loans held for sale	6.60	Money market accounts	2.16
Loans receivable, net	4.97	Certificate accounts	4.43
Cash equivalents and other earning assets	4.61	FHLB advances and other borrowings	5.64
Combined weighted average yield on interest-earning assets	4.29	Combined weighted average rate on interest-bearing liabilities	1.80
		Interest rate spread	2.49

Provision for Credit Losses

The provision for credit losses was $0.7 million for 2023, a decrease of $0.4 million from the $1.1 million provision for credit losses for 2022. The provision for credit losses decreased between the periods primarily because the increase in the provision due to loan growth was less in 2023 than for 2022. The decrease in the provision because of loan growth was partially offset by an increase in the provision due to increased charge-offs and specific reserves in 2023. The provision for credit losses also includes an amount for unfunded commitments that decreased $0.1 million during 2023.

Non-Interest Income

Non-interest income was $8.3 million for 2023, a decrease of $0.6 million, or 6.8%, from $8.9 million for the 2022.

The following table presents the components of non-interest income:

	Year Ended December 31,		Percentage
(Dollars in thousands)	2023	2022	Change
Fees and service charges	$3,352	3,222	4.0%
Loan servicing fees	1,575	1,590	(0.9)
Gain on sales of loans	1,494	2,393	(37.6)
Other non-interest income	1,860	1,682	10.6
Total non-interest income	$8,281	8,887	(6.8)

Gain on sales of loans decreased $0.9 million between the periods because of a decrease in single family loan originations that were saleable into the secondary market due primarily to an increase in mortgage interest rates between the periods. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of single family mortgage loans that were being serviced for others. These decreases were partially offset by a $0.1 million increase in fees and service charges between the periods due primarily to an increase in the commitment fees earned on unused commercial lines of credit. Other non-interest income increased $0.2 million primarily because of an increase in the commissions earned on the sale of uninsured investment products between the periods.

Non-Interest Expense

Non-interest expense was $29.8 million for 2023, an increase of $1.0 million, or 3.4%, from $28.8 million for 2022. The following table presents the components of non-interest expense:

	Year Ended December 31,		Percentage
(Dollars in thousands)	2023	2022	Change
Compensation and benefits	$18,113	17,211	5.2%
Occupancy and equipment	3,626	3,812	(4.9)
Data processing	2,187	1,948	12.3
Professional services	1,051	1,386	(24.2)
Other	4,795	4,444	7.9
Total non-interest expense	$29,772	28,801	3.4

Compensation and benefits expense increased $0.9 million primarily because of annual salary increases. Other non-interest expense increased $0.4 million between the periods primarily because of an increase in FDIC insurance expense due to an increase in assessment rates. Data processing expenses increased $0.2 million due to an increase in system processing and mobile banking charges between the periods. These increases in non-interest expense were partially offset by a $0.3 million decrease in professional services because of a decrease in legal expenses between the periods. Occupancy and equipment expense decreased $0.2 million between the periods due to a decrease in building maintenance expenses.

Income Taxes

The Company considers the calculation of current and deferred income taxes to be a critical accounting policy that is subject to significant estimates. Income tax expense was $2.5 million for 2023, a decrease of $0.7 million from $3.2 million for 2022. The decrease in income tax expense was primarily the result of a decrease in pre-tax income between the periods.

Financial Condition

Loans Receivable, Net

The following table sets forth the information on the Company's loan portfolio in dollar amounts and percentages before deductions for net deferred loan fees and discounts and the allowance for credit losses as of the dates indicated:

	December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Single family	$264,303	30.80%	$205,890	26.13%
Multi-family	60,613	7.07	53,885	6.84
Commercial	362,839	42.28	370,915	47.08
Construction and development	66,501	7.75	46,545	5.91
Total real estate loans	754,256	87.90	677,235	85.96
Other Loans:
Consumer Loans:
Home equity line	13,962	1.63	17,551	2.23
Home equity	12,090	1.41	10,865	1.38
Recreational vehicles	5,965	0.69	7,870	1.00
Other	10,717	1.25	8,531	1.08
Total consumer loans	42,734	4.98	44,817	5.69
Commercial business loans	61,118	7.12	65,835	8.35
Total other loans	103,852	12.10	110,652	14.04
Total loans	$858,108	100.00%	$787,887	100.00%
Less:
Unamortized discounts	15		13
Net deferred loan fees	577		519
Allowance for credit losses	11,824		10,277
Total loans receivable, net	$845,692		$777,078

The growth in the overall loan portfolio in 2023 was primarily because of the growth experienced in single family, multi-family, and construction and development loans. The growth in these loan categories was partially offset by a decrease in commercial real estate loans, consumer loans, and commercial business loans. Based on current economic conditions and the projected loan origination and prepayment amounts, it is anticipated that the growth in the overall loan portfolio will be limited in 2024.

Single family real estate loans were $264.3 million at December 31, 2023, an increase of $58.4 million, compared to $205.9 million at December 31, 2022. The single family loan portfolio increased in 2023 primarily because a higher percentage of our originated single family loans were placed into the loan portfolio. The majority of the $74.3 million in single family loans that were placed into the loan portfolio were originated in non-salable loan products specific to our executive banking initiative targeting high net worth individuals and medical professionals.

Multi-family real estate loans were $60.6 million at December 31, 2023, an increase of $6.7 million, compared to $53.9 million at December 31, 2022. The increase in multi-family real estate loans in 2023 was primarily the result of the $11.1 million of multi-family construction loans that were completed during the year and transferred into this loan classification. This increase was partially offset by regular loan principal payments and loan payoffs during the year.

Commercial real estate loans were $362.8 million at December 31, 2023, a decrease of $8.1 million, compared to $370.9 million at December 31, 2022. The outstanding commercial real estate loans decreased primarily because loan payoffs were more than the new loans originated during 2023. The new loan originations in 2023 were less than those originated in 2022, primarily due to an increase in interest rates between the periods.

Construction and development loans were $66.5 million at December 31, 2023, an increase of $20.0 million, compared to $46.5 million at December 31, 2022. The increase in construction and development loans was primarily the result of the $21.8 million in new construction loans that were originated and funded during the year and the $36.8 million in advances on previously originated construction loans. These increases in outstanding construction and development loans were partially offset by $16.8 million of loan payoffs and $21.8 million of loans where the projects were completed and the loans were moved to other permanent loan classifications.

Home equity lines of credit were $14.0 million at December 31, 2023, a decrease of $3.6 million, compared to $17.6 million at December 31, 2022. The open-end home equity lines are generally written with an adjustable rate and a two-to-ten-year draw period which requires interest only payments followed by a ten year repayment period which fully amortizes the outstanding balance. Home equity loans were $12.1 million at December 31, 2023, an increase of $1.2 million, compared to $10.9 million at December 31, 2022. Closed-end home equity loans are written with fixed or adjustable rates with terms up to fifteen years. The overall decrease in the open-end equity lines and closed-end equity loans is related primarily to an increase in loan repayments and lower originations due to the increase in interest rates.

Recreational vehicle loans were $6.0 million at December 31, 2023, a decrease of $1.9 million, compared to $7.9 million at December 31, 2022. These loans were made primarily to finance the recreational vehicle sales of a single dealer within the Bank’s market area. The decrease in the outstanding balance between the periods was primarily due to existing loans being paid off, as the recreational vehicle loan program was discontinued in 2021 and no new recreational vehicle loans are being originated.

Commercial business loans were $61.1 million at December 31, 2023, a decrease of $4.7 million, compared to $65.8 million at December 31, 2022. The decrease in commercial business loans was primarily because of a decrease in new loan originations in 2023 compared to 2022, primarily due to an increase in interest rates between the periods.

Allowance for Credit Losses

The allowance for credit losses and the related provision is a critical accounting policy of the Company that is subject to significant estimates. The Company adopted ASU 2016-13 on January 1, 2023, and uses a standardized process to determine the appropriateness of the allowance for credit losses (ACL). Under ASU 2016-13, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses. Management conducts quarterly reviews of the entire loan portfolio and evaluates the need to adjust the allowance balance on the basis of these reviews. See “Note 1 Description of the Business and Summary of Significant Accounting Policies – New Accounting Pronouncements” and “Note 6 Allowance for Credit Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for further disclosures and information on the process used to determine the ACL and the impact on the Company when it adopted ASU 2016-13 on January 1, 2023.

Management actively monitors asset quality and, when appropriate, charges off loans against the allowance for credit losses. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the size of the allowance for credit losses.

The allowance for credit losses was $11.8 million, or 1.38% of gross loans at December 31, 2023, compared to $10.3 million, or 1.30% of gross loans at December 31, 2022. The allowance for credit losses increased in 2023 primarily because of the adoption of ASU 2016-13 on January 1, 2023.

The following table reflects the activity in the allowance for credit losses and selected statistics:

	December 31,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$10,277	9,279
January 1 adjustment for the adoption of ASU 2016-13	1,070	0
Provision for credit losses	795	1,071
Charge-offs:
Commercial real estate	0	(91)
Consumer	(50)	(24)
Commercial business	(334)	0
Recoveries	66	42
Net charge-offs	(318)	(73)
Balance at end of year	$11,824	10,277
Year-end allowance for credit losses as a percent of year end gross loan balance	1.38%	1.30%
Ratio of net loan charge-offs to average loans outstanding	(0.04)	(0.01)
Allowance as a percent of total assets at year end	1.07	0.94

The following table presents information related to net (charge-offs) recoveries by loan category:

	2023		2022
(Dollars in thousands)	Net (Charge-offs) Recoveries	Ratio of Net (Charge-offs) Recoveries to Average Loans Outstanding	Net (Charge-offs) Recoveries	Ratio of Net (Charge-offs) Recoveries to Average Loans Outstanding
Single family	$21	0.01%	$1	0.00%
Commercial real estate	0	0.00	(91)	(0.02)
Consumer	(43)	(0.10)	(17)	(0.04)
Commercial business	(296)	(0.47)	34	0.05
Total	$(318)	(0.04)	$(73)	(0.01)

The following table reflects the allocation of the allowance for credit losses by loan category:

	December 31,
	2023		2022
(Dollars in thousands)	Allocated Allowance as a % of Loan Category	Percent of Loans in Each Category to Total Loans	Allocated Allowance as a % of Loan Category(1)	Percent of Loans in Each Category to Total Loans(1)
Single family	0.54%	30.80%	0.61%	26.13%
Commercial real estate	1.53	57.10	1.49	59.83
Consumer	1.42	4.98	2.36	5.69
Commercial business	3.72	7.12	1.41	8.35
Total	1.38	100.00%	1.30	100.00%

(1) The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

The changes in the allocation of the allowance between the periods was primarily due to the adoption of ASU 2016-13 on January 1, 2023.

Allowance for Real Estate Losses

Real estate properties acquired, or expected to be acquired, through loan foreclosures are initially recorded at fair value less estimated selling costs. Management periodically performs valuations and an allowance for losses is established if the carrying value of a property exceeds its fair value less estimated selling costs. There was no allowance for real estate losses at December 31, 2023 or 2022.

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

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The amendments in this ASU were applied prospectively, and therefore, loan modification and charge off information is provided for only those items occurring after the January 1, 2023 adoption date. See “Note 1 Description of the Business and Summary of Significant Accounting Policies – New Accounting Pronouncements” and “Note 6 Allowance for Credit Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for further information on the impact on the Company when it adopted ASU 2022-02 on January 1, 2023, the required disclosures relating to modified loans upon adoption.

Total non-performing assets were $3.8 million at December 31, 2023, an increase of $1.9 million, or 103.3%, from $1.9 million at December 31, 2022. The increase was primarily related to a $2.6 million commercial loan relationship in the agriculture industry that was classified as non-performing during 2023.

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio:

	December 31,
(Dollars in thousands)	2023	2022
Non-performing loans:
Single family	$762	908
Commercial real estate	493	0
Consumer	376	441
Commercial business	2,187	529
Total non-performing assets	$3,818	1,878
Total as a percentage of total assets	0.34%	0.17%
Total as a percentage of total loans receivable	0.44%	0.24%
Allowance for credit losses to non-performing loans	309.69%	547.24%

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

Cash and cash equivalents for the Company at December 31, 2023 were $11.2 million, a decrease of $25.1 million, compared to $36.3 million at December 31, 2022. Net cash provided by operating activities during 2023 was $13.7 million. The Company conducted the following major investing activities during 2023: purchases of securities available for sale and FHLB stock were $29.2 million; principal payments and maturity and redemption proceeds received on securities available for sale and FHLB stock were $67.4 million; and the proceeds from the sale of premises and other real estate were $0.3 million. Net loans receivable increased $74.8 million and the Company purchased premises and equipment of $0.7 million. Net cash used by investing activities during 2023 was $37.0 million. The Company conducted the following major financing activities during 2023: deposits decreased $5.1 million; received proceeds from borrowings of $251.1 million, repaid borrowings of $237.9 million, purchased treasury stock of $0.6 million; received partial stock awards for tax withholding of $0.1 million, paid dividends to stockholders of $1.3 million, and customer escrows decreased $7.9 million. Net cash used by financing activities was $1.8 million for 2023.

The Bank has certificates of deposits from customers with outstanding balances of $186.3 million that mature during 2024 which includes $86.3 in wholesale certificates. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that deposits that do not renew will be replaced with deposits from other customers, brokers, or FHLB advances. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits. FRB borrowings could also be used to replace unanticipated outflows of non-renewing certificates of deposits.

The Bank has deposits of $60.3 million in checking and money market accounts of five customers that have individual relationship balances greater than $5.0 million. These funds may be withdrawn at any time, however, management anticipates that the majority of these deposits will remain on deposit with the Bank over the next twelve months. If these deposits are withdrawn, it is anticipated that they would be funded with available cash, replaced with deposits from other customers, brokers, or with advances from the FHLB. Proceeds from the sale of securities could also be used to fund unanticipated outflows of deposits. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company estimates that approximately 23.8% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at December 31, 2023. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were to be withdrawn, it is anticipated that they would be replaced with deposits from other customers, brokered deposits, or with FHLB advances. FRB borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $283.5 million from the FHLB at December 31, 2023 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $87.3 million from the Federal Reserve Bank of Minneapolis based on the collateral value of the loans pledged at December 31, 2023. The Company also has the ability to pledge securities as collateral to increase the borrowing capacity of the Company by $119.1 million.

Dividends from the Bank have been the Company’s primary source of cash. The Bank is restricted under applicable federal banking law from paying dividends to the Company without prior notice to and non-objection of the applicable regulator. During 2023, the Bank paid dividends to the Company of $2.0 million and at December 31, 2023, the Company had an available cash balance of $16.3 million.

The Company’s primary use of cash is the payment of holding company level expenses including the payment of director and management fees, legal expenses and regulatory costs. The Company also uses cash to repurchase stock and pay any declared dividends. The Company plans to continue to fund its liquidity needs through dividends from the Bank, or if deemed prudent, by obtaining external capital.

Contractual Obligations and Commercial Commitments

The Company has no off-balance sheet arrangements other than commitments to originate and sell loans in the ordinary course of business. The Company does have certain obligations and commitments to make future payments under existing contracts. See “Note 18 Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further information on the outstanding contractual obligations and commercial commitments at December 31, 2023.

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

The Bank must maintain a capital conservation buffer of at least 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of December 31, 2023, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future. See “Note 17 Regulatory Capital” in the Notes to Consolidated Financial Statements for a table that reflects the Bank’s capital compared to these capital requirements.

Dividends

The declaration of dividends is subject to, among other things, the Company's financial condition and results of operations, the Bank's compliance with regulatory capital requirements and other regulatory restrictions, tax considerations, industry standards, economic conditions, anticipated asset growth, general business practices and other factors. The Company paid four quarterly dividend payments that totaled $0.30 per share with total distributions of $1.3 million in 2023. In 2022, the Company paid four quarterly dividend payments that totaled $0.24 per share with total distributions of $1.0 million. The Company will continue to evaluate the best use of the Company’s capital based on the factors identified above.

Under applicable federal banking laws and regulations, no dividends can be declared or paid by the Bank to the Company without notice to, and non-objection from, the applicable banking regulator. There is no assurance that the Bank would satisfy the applicable regulatory requirements necessary to effect any such dividends. The payment of dividends by the Company is dependent upon the Company having adequate cash or other assets that can be converted to cash to pay dividends to its stockholders and is subject to the discretion of the Board of Directors of both the Bank and the Company. The payment of dividends depends upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

In January 2024, the Company’s Board of Directors declared a quarterly dividend of 8 cents per share of common stock payable on March 6, 2024 to stockholders of record at the close of business on February 13, 2024. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors.

New Accounting Pronouncements

“Note 1 Description of the Business and Summary of Significant Accounting Policies – New Accounting Pronouncements” in the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that the Company has or will be required to adopt. Also discussed is management’s expectation of the impact these new accounting pronouncements had or will have on the Company’s consolidated financial statements.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on December 31, 2023.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,073,493	1,046,560	1,023,419	1,000,054	976,380
Total market-risk sensitive liabilities	946,469	897,261	857,772	825,493	798,102
Off-balance sheet financial instruments	29	17	0	64	121
Net market risk	$126,995	149,282	165,647	174,497	178,157
Percentage change from current market value	(23.33)%	(9.88)%	0.00%	5.34%	7.55%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% and 58%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 45%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Savings accounts and money market accounts were assumed to decay at an annual rate of 1% and 46%, respectively. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 5%, 39% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

Certain shortcomings are inherent in the method of analysis presented in the above table. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The model assumes that the difference between the current interest rate being earned or paid compared to a treasury instrument or other interest index with a similar term to maturity (the Interest Spread) will remain constant over the interest changes disclosed in the table. Changes in Interest Spread could impact projected market value changes. Certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. The market value of the interest-bearing assets that are approaching their lifetime interest rate caps could be different from the values disclosed in the table. Certain liabilities, such as certificates of deposit, have fixed rates that restrict interest rate changes until maturity. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the preceeding table. The ability of many borrowers to service their debt may also decrease in the event of a substantial sustained increase in interest rates.

Asset/Liability Management

The Company's management reviews the impact that changing interest rates will have on the net interest income projected for the twelve months following December 31, 2023 to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve month period ending December 31, 2024 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Net Interest Change	Percent Change
+200	$(35)	(0.11)%
+100	11	0.03
0	0	0.00
-100	(53)	(0.17)
-200	(697)	(2.20)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the preceding table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the preceding table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in interest income in a declining rate environment was primarily because there are more loans and investments that would reprice to lower interest rates than there are deposits that would be able to be repriced lower to the same extent in the next twelve months.

In an attempt to manage the Bank’s exposure to changes in interest rates, management closely monitors interest rate risk. The Bank has an Asset/Liability Committee that meets frequently to discuss changes in the interest rate risk position and projected profitability. This Committee makes adjustments to the asset/liability position of the Bank that are reviewed by the Board of Directors of the Bank. This Committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions as intended to assure attainment of the Bank's objectives in an effective manner. In addition, each quarter the Board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

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

Other Financial Data

The following tables set forth certain information as to the Bank’s FHLB advances and other borrowings.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Maximum Balance:
FHLB advances and other borrowings	$54,100	72,500
FHLB short-term advances and other borrowings	54,100	72,500
Average Balance:
FHLB advances and other borrowings	6,859	6,762
FHLB short-term advances and other borrowings	6,859	6,762

See “Note 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings” in the Notes to Consolidated Financial Statements for more information on FHLB advances and other borrowings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

HMN Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HMN Financial, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans – Qualitative Factor

Critical Audit Matter Description

As described in Notes 1 and 6 to the financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include single-family, commercial real estate, consumer, and commercial business loans.

For pooled loans, the Company utilizes a vintage loss analysis (vintage) methodology to estimate credit losses over the expected life of the loan. The vintage methodology analyzes prior year losses over a full credit cycle and applies historical loss factors to the loans in the current portfolio. The loss rates are adjusted by current and forecasted macroeconomic assumptions (qualitative factors). The qualitative factors reflect management's view of how losses may vary from those represented by quantitative loss rates. Qualitative factors are applied to each portfolio segment with the amounts determined by correlation of credit stress to the maximum loss factors determined based on historical data. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified auditing the qualitative component of the ACL on pooled loans as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel, including the use of internal specialists.

How we Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
o	Evaluation of the appropriateness of the Company’s methodology and accounting policies involved in the application of ASC 326.
o	Testing the mathematical accuracy of the calculation.
o	Testing the completeness and accuracy of data used in the calculation.
o	Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered evidence from internal and external sources and loan portfolio composition and performance.

Baker Tilly US, LLP

We have served as the Company's auditor since 2022.

Milwaukee, Wisconsin

March 15, 2024

CliftonLarsonAllen LLP CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HMN Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HMN Financial, Inc. and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2014 through 2022.

Minneapolis, Minnesota

March 3, 2023

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands, except par value)	2023	2022

ASSETS
Cash and cash equivalents	$11,151	36,259
Securities available for sale:
Mortgage-backed and related securities (amortized cost $179,366 and $216,621)	161,414	192,688
Other marketable securities (amortized cost $54,112 and $55,698)	53,680	53,331
Total securities available for sale	215,094	246,019

Loans held for sale	1,006	1,314
Loans receivable, net	845,692	777,078
Accrued interest receivable	3,553	3,003
Mortgage servicing rights, net	2,709	2,986
Premises and equipment, net	15,995	16,492
Goodwill	802	802
Prepaid expenses and other assets	3,962	3,902
Deferred tax asset, net	7,171	8,347
Total assets	$1,107,135	1,096,202

LIABILITIES AND STOCKHOLDERS’&NBSP;EQUITY
Deposits	$976,793	981,926
Federal Home Loan Bank advances and other borrowings	13,200	0
Accrued interest payable	2,399	298
Customer escrows	2,246	10,122
Accrued expenses and other liabilities	4,790	6,520
Total liabilities	999,428	998,866
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock: ($.01 par value) authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662; outstanding 4,457,905 and 4,480,976	91	91
Additional paid-in capital	41,235	41,013
Retained earnings, subject to certain restrictions	142,278	138,409
Accumulated other comprehensive loss	(13,191)	(19,761)
Unearned employee stock ownership plan shares	(870)	(1,063)
Treasury stock, at cost 4,670,757 and 4,647,686 shares	(61,836)	(61,353)
Total stockholders’ equity	107,707	97,336
Total liabilities and stockholders’ equity	$1,107,135	1,096,202

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31 (Dollars in thousands, except per share amounts)	2023	2022
Interest income:
Loans receivable	$39,646	30,448
Securities available for sale:
Mortgage-backed and related	2,362	2,801
Other marketable	966	428
Other	503	578
Total interest income	43,477	34,255

Interest expense:
Deposits	12,290	1,732
Customer escrows	59	16
Advances and other borrowings	371	251
Total interest expense	12,720	1,999
Net interest income	30,757	32,256
Provision for credit losses (1)	713	1,071
Net interest income after provision for credit losses	30,044	31,185

Non-interest income:
Fees and service charges	3,352	3,222
Loan servicing fees	1,575	1,590
Gain on sales of loans	1,494	2,393
Other	1,860	1,682
Total non-interest income	8,281	8,887

Non-interest expense:
Compensation and benefits	18,113	17,211
Occupancy and equipment	3,626	3,812
Data processing	2,187	1,948
Professional services	1,051	1,386
Other	4,795	4,444
Total non-interest expense	29,772	28,801
Income before income tax expense	8,553	11,271
Income tax expense	2,548	3,226
Net income	6,005	8,045
Other comprehensive income (loss), net of tax	6,570	(18,178)
Comprehensive income (loss) available to common stockholders	$12,575	(10,133)
Basic earnings per share	$1.38	1.85
Diluted earnings per share	$1.37	1.83

(1)	The Company adopted Accounting Standards Update 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

					Unearned
				Accumulated	Employee
		Additional		Other	Stock		Total
	Common	Paid-in	Retained	Comprehensive	Ownership	Treasury	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	(Loss)	Plan	Stock	Equity
Balance, December 31, 2021	$91	40,740	131,413	(1,583)	(1,256)	(59,374)	110,031
Net income			8,045				8,045
Other comprehensive loss, net of tax				(18,178)			(18,178)
Dividends paid to stockholders ($0.24 per share)			(1,049)				(1,049)
Stock repurchases						(2,134)	(2,134)
Restricted stock awards		(225)				225	0
Stock awards withheld for tax withholding						(70)	(70)
Amortization of restricted stock awards		227					227
Earned employee stock ownership plan shares		271			193		464
Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			6,005				6,005
Other comprehensive income, net of tax				6,570			6,570
Adoption of ASU 2016-13 (see Note 1)			(830)				(830)
Dividends paid to stockholders ($0.30 per share)			(1,306)				(1,306)
Stock repurchases						(629)	(629)
Restricted stock awards		(210)				210	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		225					225
Earned employee stock ownership plan shares		207			193		400
Balance, December 31, 2023	$91	41,235	142,278	(13,191)	(870)	(61,836)	107,707

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$6,005	8,045
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	713	1,071
Depreciation	1,120	1,219
Amortization of premiums, net	720	993
Amortization of deferred loan fees	(147)	(831)
Amortization of core deposit intangible	0	10
Amortization of mortgage servicing rights and servicing costs	832	909
Capitalized mortgage servicing rights	(555)	(615)
Deferred income tax expense	157	103
(Gains) losses recognized on equity securities, net	(157)	22
Gains on sale of premises and equipment	(18)	(6)
Gains on sale of real estate	(17)	(113)
Gain on sales of loans	(1,494)	(2,393)
Proceeds from sales of loans held for sale	66,714	92,669
Disbursements on loans held for sale	(60,708)	(71,062)
Amortization of restricted stock awards	225	227
Amortization of unearned ESOP shares	193	193
Earned ESOP shares priced above original cost	207	271
Increase in accrued interest receivable	(550)	(871)
Increase in accrued interest payable	2,101	235
Decrease in other assets	94	1,346
Decrease in other liabilities	(1,750)	(115)
Other, net	1	4
Net cash provided by operating activities	13,686	31,311
Cash flows from investing activities:
Principal collected on securities available for sale	36,464	44,698
Proceeds collected on maturity of securities available for sale	20,700	5,000
Purchases of securities available for sale	(19,043)	(35,043)
Purchase of Federal Home Loan Bank stock	(10,158)	(6,819)
Redemption of Federal Home Loan Bank stock	10,189	6,628
Proceeds from sales of real estate	237	403
Net increase in loans receivable	(74,769)	(139,715)
Proceeds from sale of premises and equipment	85	9
Purchases of premises and equipment	(691)	(342)
Net cash used by investing activities	(36,986)	(125,181)
Cash flows from financing activities:
(Decrease) increase in deposits	(5,133)	31,260
Treasury stock purchased	(629)	(2,134)
Stock awards withheld for tax withholding	(64)	(70)
Dividends to stockholders	(1,306)	(1,049)
Proceeds from borrowings	251,121	158,900
Repayment of borrowings	(237,921)	(158,900)
(Decrease) increase in customer escrows	(7,876)	7,979
Net cash (used) provided by financing activities	(1,808)	35,986
Decrease in cash and cash equivalents	(25,108)	(57,884)
Cash and cash equivalents, beginning of year	36,259	94,143
Cash and cash equivalents, end of year	$11,151	36,259
Supplemental cash flow disclosures:
Cash paid for interest	$10,620	1,764
Cash paid for income taxes	2,394	2,000
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,215	14,899
Transfer of loans to real estate	220	0
Right to use assets obtained in exchange for lease obligations	0	394

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company evaluated subsequent events through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on March 7, 2024.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

An estimate that is particularly susceptible to change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses is appropriate to cover probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed at the date of the balance sheet. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require changes to the allowance based on their judgment about information available to them at the time of their examination.

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

Securities Held to Maturity

Securities that the Company has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method with discounts amortized over the period to maturity and premiums amortized to the earliest call date. The expected credit losses on held to maturity debt securities is measured on a collective basis by major security type and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Securities Available for Sale

Securities available for sale consist of securities not classified as trading securities or as securities held to maturity. They include securities that management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar factors. Unrealized gains and losses, net of income taxes, are reported as a separate component of stockholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method and recognized on the trade date. Premiums and discounts are recognized in interest income using the interest method with discounts amortized over the period to maturity and premiums amortized to the earliest call date. Any unrealized credit losses on securities available for sale that are determined to be impaired as a result of the impairment review procedures noted below will result in the securities amortized cost basis being written down to fair value through income.

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available for sale securities for impairment and reviews its investment portfolio on a quarterly basis for indication of impairment due to credit and noncredit related factors. Under ASC 326, for available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Under ASC 326, changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale is reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $0.5 million at December 31, 2023, and is excluded from the estimated credit losses.

Equity Securities

Equity securities are carried at their fair market value and are included in the prepaid expenses and other assets line on the consolidated balance sheet. Any changes during the period recognized in other income on the consolidated statements of comprehensive income (loss).

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

Loans Receivable, net

Loans receivable, net, are carried at amortized cost. Loan origination fees received, net of certain loan origination costs, are deferred as an adjustment to the carrying value of the related loan and are amortized into interest income using the interest method over the estimated life of the loans.

Premiums and discounts on purchased loans are amortized into interest income using the interest method over the period to contractual maturity, adjusted for estimated prepayments.

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, and uses a standardized process to determine the appropriateness of the allowance for credit losses (ACL) for the commercial real estate, commercial business, single family, and consumer loan portfolios. The determination of the ACL for each of these portfolios is calculated on a pooled basis when similar risk characteristics exist and on an individual basis when loans do not share risk characteristics such as all non-performing loans. The determination of the quantitative pooled loan reserves for the commercial real estate and commercial business loan portfolios involves analyzing prior year losses over a full credit cycle by their assigned standardized risk ratings and applying these historic loss factors to loans in the current portfolio with similar risk ratings. This process is referred to as a vintage loss analysis. The determination of the quantitative pooled loan reserves for the single family and consumer loan portfolios involves analyzing prior year losses over a full credit cycle based on certain loan and borrower risk characteristics when the loans were originated and applying these historic loss factors to loans with similar risk ratings in the current portfolio. Qualitative reserves are also established and reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The determination of the qualitative reserves for all of the loan categories involves an analysis and consideration of certain factors that are anticipated to have an impact on future credit losses including, but not limited to: actual and anticipated changes in the size, composition, and concentrations of the loan portfolios; national, regional, and local economic conditions including inflation and unemployment data; loan delinquencies, the level of non-accrual loans, and risk rating trends; lending policies, procedures, and staffing; the scope and results of loan quality reviews; and the demand for single family homes, commercial real estate, and building lots.

Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not typically share similar risk characteristics with other loans and expected credit losses are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral, adjusted for selling costs when repayment depends on the sale of the collateral. The appropriateness of the ACL on individually reviewed collateral dependent loans is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on these loans. Such estimates, appraisals, evaluations, and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The estimates are reviewed periodically, and any adjustments are recorded in the provision for credit losses in the periods in which the adjustments become known and loans are charged off to the extent they are deemed to be uncollectible. Because of the size of some loans, changes in estimates can have a significant impact on the credit loss provision. The Company increases its allowance for credit losses by charging the provision for credit losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for credit losses and recording loan charge-offs. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed. Collateral dependent loans include all loans which are on non-accrual or delinquent as to principal and interest for 90 days or more.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $3.0 million at December 31, 2023 and is excluded from the estimated credit losses.

See the “New Accounting Pronouncements” section later in this Note 1 of the Consolidated Financial Statements and “Note 6 Allowance for Credit Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for further disclosures, information on the process used to determine the ACL, and the impact on the Company when it adopted ASU 2016-13 on January 1, 2023.

Interest income is recognized on an accrual basis except when collectability is in doubt. When loans are placed on a non-accrual basis, generally when the loan is 90 days past due, previously accrued but unpaid interest is reversed from income. If the ultimate collectability of a loan is in doubt and the loan is placed in non-accrual status, the cost recovery method is used and cash collected is applied to first reduce the principal outstanding. Generally, the Company returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, the borrower has consistently made the required payments for a period of six months, and the collectability of remaining principal and interest is no longer doubtful. Previously collected interest payments that were applied to principal when the loan was classified as non-accrual are recorded as interest income using the effective yield method over the estimated life of the loan, including expected renewal terms.

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. Based on the guidance in this ASU, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification. The amendments in this ASU were applied prospectively, and therefore, loan modification and vintage charge off information is provided for only those items occurring after the January 1, 2023 adoption date. See the “New Accounting Pronouncements” section later in this Note 1 of the Consolidated Financial Statements and “Note 6 Allowance for Credit Losses and Credit Quality Information” in the Notes to Consolidated Financial Statements for further disclosures and information on the impact on the Company when it adopted ASU 2022-02 on January 1, 2023.

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

Goodwill

The Company records goodwill for acquisition amounts paid in excess of the net assets purchased. Goodwill is tested for impairment annually at December 31st or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment may have occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the consolidated statement of comprehensive income (loss) as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing at December 31, 2023 or 2022.

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

Employee Stock Ownership Plan (ESOP)

The Company has an ESOP that borrowed funds from the Company and purchased shares of HMN common stock. The Company makes quarterly principal and interest payments on the ESOP loan. As the debt is repaid, ESOP shares that were pledged as collateral for the debt are released from collateral based on the proportion of debt service paid in the year and then allocated to eligible employees. The Company accounts for its ESOP in accordance with Accounting Standards Codification (ASC) 718, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence regarding the ultimate realizability of deferred tax assets. The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2020.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes with certain disclosures only required by public business entities. For public business entities, such as the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently in the process of reviewing how the Company’s income tax disclosure will be impacted by the additional guidance when this ASU is required to be adopted on December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU address investor requests for additional, more detailed information about a reportable segment’s expenses. The amendments in the ASU apply to all public entities, such as the Company, that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in the ASU do not change the current disclosure requirements or how a public entity identifies its operating segments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. Management is currently in the process of reviewing how the Company’s segment reporting will be impacted by the additional guidance when this ASU is required to be adopted on December 31, 2024.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, such as the Company, the amendments in this ASU require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The amendments in the ASU became effective for the Company when ASU 2016-13 was adopted on January 1, 2023 and the required disclosures were applied prospectively. See “Note 6 Allowance for Credit Losses and Credit Quality Information” for additional disclosures for charge offs and loan modifications to borrowers experiencing financial difficulties in 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology that was previously required by Generally Accepted Accounting Principles (GAAP) with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU affected entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applied the previously used incurred loss methodology. The amendments in this ASU, for public business entities that are filers with the Securities and Exchange Commission (SEC), were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. On November 26, 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which delayed the implementation date of ASU 2016-13 for SEC smaller reporting companies, such as HMN, from the first quarter of 2020 to the first quarter of 2023. Amendments were applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2023 when the guidance was adopted. The transition to the new ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease in retained earnings of $0.8 million as of the adoption date. In addition, a liability for $0.1 million was established for unfunded loan commitments as of the adoption date. The Company did not record an allowance for available for sale securities on January 1, 2023 as the investment portfolio consists almost entirely of debt securities implicitly backed by the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods. See “Note 4 Securities Available For Sale” and “Note 6 Allowance for Credit Losses and Credit Quality Information” for additional information and disclosures relating to the adoption of ASU 2016-13.

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

NOTE 2 Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s services that fall within the scope of ASC 606 are presented on the income statement within non-interest income and are recognized as revenue as the Company satisfies its performance obligation to the customer. Services within the scope of ASC 606 include fees and service charges on deposit accounts, ATM and debit card interchange income, safe deposit box rental fees, check printing charges, income earned on the sale of uninsured investment products, and gains or losses recognized on the sale of real estate owned.

The following table presents the Company’s sources of non-interest income for the years ended December 31, 2023 and 2022. Sources of revenue outside the scope of ASC 606 are noted as such.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Non-interest income:
Fees and service charges on deposit accounts	$1,099	1,095
Other fees and service charges	528	416
Debit card interchange fees	1,725	1,711
Gain on sale of loans (1)	1,494	2,393
Loan servicing fees (1)	1,575	1,590
Uninsured investment product sales	1,505	1,396
Other	355	286
Total non-interest income	$8,281	8,887

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

NOTE 3 Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and the related tax effects were as follows:

	For the Years Ended December 31,
	2023			2022
(Dollars in thousands)	Before Tax	Tax Effect (1)	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:
Unrealized gains (losses) arising during the period	$7,916	1,346	6,570	(24,098)	(5,920)	(18,178)
Other comprehensive income (loss)	$7,916	1,346	6,570	(24,098)	(5,920)	(18,178)

(1)

The tax effect on gross unrealized gains (losses) was impacted by a change in the effective tax rate used in 2023 to allocate the total unrealized gains on securities between the deferred tax asset and other comprehensive income.

NOTE 4 Securities Available for Sale

A summary of securities available for sale at December 31, 2023 and 2022 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Mortgage-backed securities:
Federal National Mortgage Association (FNMA)	$96,837	0	(9,704)	87,133
Federal Home Loan Mortgage Corporation (FHLMC)	82,495	0	(8,246)	74,249
Collateralized mortgage obligations:
FNMA	34	0	(2)	32
	179,366	0	(17,952)	161,414
Other marketable securities:
U.S. Government agency obligations	54,112	120	(552)	53,680
	54,112	120	(552)	53,680
	$233,478	120	(18,504)	215,094
December 31, 2022
Mortgage-backed securities:
FNMA	$117,690	0	(12,754)	104,936
FHLMC	98,893	0	(11,177)	87,716
Collateralized mortgage obligations:
FNMA	38	0	(2)	36
	216,621	0	(23,933)	192,688
Other marketable securities:
U.S. Government agency obligations	54,998	0	(2,157)	52,841
Corporate preferred stock	700	0	(210)	490
	55,698	0	(2,367)	53,331
	$272,319	0	(26,300)	246,019

The Company did not sell any available for sale securities and did not recognize any gains or losses on securities available for sale in 2023 or 2022. The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $41.6 million and $45.9 million at December 31, 2023 and 2022, respectively.

The following table presents the amortized cost and estimated fair value of securities available for sale at December 31, 2023, based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates. Actual maturities may differ from the maturities in the following table because obligors may have the right to call or prepay obligations with or without call or prepayment penalties:

(Dollars in thousands)	Amortized Cost	Fair Value
Due one year or less	$64,814	60,590
Due after one year through five years	134,875	124,096
Due after five years through fifteen years	33,786	30,405
Due after fifteen years	3	3
Total	$233,478	215,094

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

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Mortgage backed securities:
FNMA	0	$0	0	34	$87,133	(9,704)	$87,133	(9,704)
FHLMC	0	0	0	24	74,249	(8,246)	74,249	(8,246)
Collateralized mortgage obligations:
FNMA	0	0	0	1	32	(2)	32	(2)
Other marketable securities:
U.S. government and agency obligations	1	5,000	(9)	7	34,456	(543)	39,456	(552)
Total	1	$5,000	(9)	66	$195,870	(18,495)	$200,870	(18,504)

December 31, 2022
Mortgage backed securities:
FNMA	12	$19,337	(1,629)	22	$85,599	(11,125)	$104,936	(12,754)
FHLMC	4	10,542	(1,214)	20	77,174	(9,963)	87,716	(11,177)
Collateralized mortgage obligations:
FNMA	1	36	(2)	0	0	0	36	(2)
Other marketable securities:
U.S. government and agency obligations	4	19,334	(667)	7	33,507	(1,490)	52,841	(2,157)
Corporate preferred stock	0	0	0	1	490	(210)	490	(210)
Total	21	$49,249	(3,512)	50	$196,770	(22,788)	$246,019	(26,300)

The Company reviews its investment portfolio on a quarterly basis for indications of impairment due to credit and noncredit-related factors. This review includes analyzing the extent to which the fair value has been lower than the cost, the market liquidity for the investment, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2023, the Company did not consider the unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized losses on impaired securities are the result of changes in interest rates. As a result, there was no allowance for credit losses required on available for sale debt securities in an unrealized loss position at December 31, 2023.

For the year ended December 31, 2022, the Company did not believe any other-than-temporary impairments existed and therefore did not recognize any losses on its investment securities.

NOTE 5 Loans Receivable, Net

A summary of loans receivable at December 31, 2023 and 2022, is as follows:

(Dollars in thousands)	2023	2022
Single family real estate	$264,303	205,890
Commercial real estate:
Construction:
Single family	23,305	28,425
Multi-family	23,484	1,699
Commercial real estate	19,712	16,421
Churches/community service	14,650	11,933
Commercial buildings/storage facilities	10,243	12,705
Land developments	25,362	30,230
Lodging	65,432	59,762
Manufacturing	21,043	23,478
Movie theaters	8,360	8,861
Multi-family	60,613	53,885
Nursing home/healthcare	24,391	24,528
Office	60,099	59,262
Restaurant/bar/cafe	7,941	8,622
Retail	45,859	47,959
Warehouse	48,833	51,002
Other (1)	30,626	32,573
	489,953	471,345
Consumer:
Home equity line	13,962	17,551
Home equity	12,090	10,865
Land/lot	5,077	4,146
Recreational vehicles	5,965	7,870
Other (1)	5,640	4,385
	42,734	44,817
Commercial business	61,118	65,835
Total loans	858,108	787,887

Less:
Unamortized discounts	15	13
Net deferred loan fees	577	519
Allowance for credit losses (2)	11,824	10,277
Total loans receivable, net	$845,692	777,078
Commitments to originate or purchase loans	$7,268	24,493
Commitments to deliver loans to secondary market	$3,078	6,575
Weighted average contractual rate of loans in portfolio	4.88%	4.51%

(1)	Amounts under four million dollars in both years are included in “Other”.
(2)	The Company adopted Accounting Standards Update 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

Included in total commitments to originate or purchase loans are fixed rate loans aggregating $7.3 million and $5.3 million as of December 31, 2023 and 2022, respectively. The interest rates on these loan commitments ranged from 5.88% to 7.79% at December 31, 2023 and from 5.75% to 6.50% at December 31, 2022.

There were no loans to executive officers and directors of the Company as of December 31, 2023 or 2022. During 2023, there were no new loans to executive officers and directors and no loans were paid off or closed. Any loans to executive officers and directors are made in the ordinary course of business on normal credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

At December 31, 2023 and 2022, the Company was servicing loans for others with aggregate unpaid principal balances of $588.0 million and $587.6 million, respectively.

The Company originates residential, commercial real estate and other loans primarily in Minnesota, Wisconsin and Iowa. At December 31, 2023 and 2022, the Company had in its portfolio single family residential loans located in the following states:

	2023		2022
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Minnesota	$233,026	88.2%	$177,139	86.0%
Wisconsin	23,880	9.0	23,030	11.2
Other states (1)	7,397	2.8	5,721	2.8
Total	$264,303	100.0%	$205,890	100.0%

(1) Amounts under four million dollars in both years are included in “Other states”.

At December 31, 2023 and 2022, the Company had in its portfolio commercial real estate loans located in the following states:

	2023		2022
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Colorado	$5,865	1.2%	$6,031	1.3%
Florida	6,797	1.4	7,049	1.5
Idaho	4,718	1.0	4,712	1.0
Iowa	10,011	2.0	10,440	2.2
Minnesota	285,886	58.3	284,841	60.4
North Carolina	3,973	0.8	4,211	0.9
Wisconsin	162,456	33.2	143,076	30.4
Other states (1)	10,247	2.1	10,985	2.3
Total	$489,953	100.0%	$471,345	100.0%

(1) Amounts under four million dollars in both years are included in “Other states”.

NOTE 6 Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2021	$974	6,388	981	936	9,279

Provision for losses	$286	729	94	(38)	1,071
Charge-offs	0	(91)	(24)	0	(115)
Recoveries	1	0	7	34	42
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

January 1, 2023 adoption of ASU 2016-13	$(259)	512	(485)	1,302	1,070
Provision for losses	403	(24)	77	339	795
Charge-offs	0	0	(50)	(334)	(384)
Recoveries	21	0	7	38	66
December 31, 2023	$1,426	7,514	607	2,277	11,824

Allocated to:
Individual reserves	$33	0	112	17	162
Collective reserves	1,228	7,026	946	915	10,115
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277

Allocated to:
Individual reserves	$28	0	103	297	428
Collective reserves	1,398	7,514	504	1,980	11,396
Balance, December 31, 2023	$1,426	7,514	607	2,277	11,824

Loans receivable at December 31, 2022:
Individually reviewed for impairment	$908	179	492	561	2,140
Collectively reviewed for impairment	204,982	471,166	44,325	65,274	785,747
Ending balance	$205,890	471,345	44,817	65,835	787,887

Loans receivable at December 31, 2023:
Individually reviewed for impairment	$979	668	425	2,212	4,284
Collectively reviewed for impairment	263,324	489,285	42,309	58,906	853,824
Ending balance	$264,303	489,953	42,734	61,118	858,108

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This amount is determined based on an estimate of outstanding commitments that are anticipated to be funded as of the balance sheet date and multiplying those amounts by the loss rate for their loan category. The allowance for unfunded commitments at December 31, 2023 was not material.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities at December 31, 2023.

The following table presents the components of the provision for credit losses for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	2023	2022
Provision for credit losses on:
Loans (1)	$795	1,071
Unfunded commitments(1)	(82)	0
Total	$713	1,071

(1) The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.

The following table presents total loans by risk categories and year of origination as of December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Unclassified	$81,070	59,474	62,690	33,637	10,915	14,635	0	262,421
Special Mention	0	511	0	0	0	0	0	511
Substandard	64	546	0	79	182	462	0	1,333
Doubtful	0	0	0	0	24	14	0	38
Loss	0	0	0	0	0	0	0	0
	81,134	60,531	62,690	33,716	11,121	15,111	0	264,303

Commercial Real Estate
Unclassified	64,688	187,320	109,729	75,754	14,531	9,603	0	461,625
Special Mention	1,026	7,756	2,188	371	0	1,016	0	12,357
Substandard	2,225	388	292	10,867	637	1,562	0	15,971
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	67,939	195,464	112,209	86,992	15,168	12,181	0	489,953

Consumer
Unclassified	9,913	7,583	1,606	1,870	2,369	4,778	14,170	42,289
Special Mention	20	0	0	0	0	0	0	20
Substandard	8	26	52	0	3	113	30	232
Doubtful	15	0	0	0	0	0	19	34
Loss	3	0	116	0	0	0	40	159
	9,959	7,609	1,774	1,870	2,372	4,891	14,259	42,734
Current period gross write offs	0	1	0	0	0	49	0	50

Commercial Business
Unclassified	12,404	6,967	3,539	3,317	217	288	30,160	56,892
Special Mention	0	0	0	0	0	0	0	0
Substandard	1,703	483	152	104	11	31	1,742	4,226
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	14,107	7,450	3,691	3,421	228	319	31,902	61,118
Current period gross write offs	174	0	0	0	0	0	160	334

Total Loans	$173,139	271,054	180,364	125,999	28,889	32,502	46,161	858,108

The following table summarizes the amount of classified and unclassified loans at December 31, 2022:

	December 31, 2022
	Classified					Unclassified
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total	Total	Total Loans
Single family	$882	2,067	47	0	2,996	202,894	205,890
Commercial real estate:
Real estate rental and leasing	9,529	2,241	0	0	11,770	238,013	249,783
Other	11,273	8,592	0	0	19,865	201,697	221,562
Consumer	0	387	20	86	493	44,324	44,817
Commercial business	1,000	1,803	0	0	2,803	63,032	65,835
Total	$22,684	15,090	67	86	37,927	749,960	787,887

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

The aging of past due loans at December 31, 2023 and 2022 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2023
Single family	$453	71	363	887	263,416	264,303	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	271,531	271,531	0
Other	0	0	399	399	218,023	218,422	0
Consumer	361	92	57	510	42,224	42,734	0
Commercial business	0	309	812	1,121	59,997	61,118	0
Total	$814	472	1,631	2,917	855,191	858,108	0

December 31, 2022
Single family	$380	145	481	1,006	204,884	205,890	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	249,783	249,783	0
Other	578	0	0	578	220,984	221,562	0
Consumer	394	123	88	605	44,212	44,817	0
Commercial business	0	0	0	0	65,835	65,835	0
Total	$1,352	268	569	2,189	785,698	787,887	0

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

The following table presents the carrying value of collateral dependent individually analyzed loans and the related allowances for the year ended December 31, 2023:

	December 31, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$758	758	0
Commercial real estate:
Other	668	668	0
Consumer	306	306	0

Loans with an allowance recorded:
Single family	221	221	28
Consumer	119	119	103
Commercial business	2,212	2,546	297

Total:
Single family	979	979	28
Commercial real estate:
Other (1)	668	668	0
Consumer (2)	425	425	103
Commercial business (3)	2,212	2,546	297
Total	$4,284	4,618	428

(1) Secured by commercial land.
(2) Secured by second mortgages on single family housing, recreational vehicles, and autos.
(3) Secured by business equipment.

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Single family	$667	685	0	496	8
Commercial real estate:
Other	179	179	0	182	11
Consumer	338	338	0	345	13

Loans with an allowance recorded:
Single family	241	241	33	108	4
Commercial real estate:
Other	0	0	0	2,044	0
Consumer	154	154	112	152	2
Commercial business	561	561	17	244	2

Total:
Single family	908	926	33	604	12
Commercial real estate:
Other (1)	179	179	0	2,226	11
Consumer (2)	492	492	112	497	15
Commercial business (3)	561	561	17	244	2
Total	$2,140	2,158	162	3,571	40

(1)	Secured by commercial land.
(2)	Secured by second mortgages on single family housing, recreational vehicles, and autos.
(3)	Secured by business equipment primarily related to the farming and trucking industries.

At December 31, 2023 and 2022, non-accruing loans totaled $3.8 million and $1.9 million, respectively, for which the related allowance for credit losses was $0.4 million and $0.2 million, respectively. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.3 million and $1.0 million at December 31, 2023 and 2022, respectively. Had the non-accruing loans performed in accordance with their original terms, the Company would have recorded gross interest income on the loans of $0.5 million and $0.1 million in 2023 and 2022, respectively. The amount that was included in interest income on a cash basis for 2023 was $0.1 million, and for 2022 the amount included in interest income was not material. All of the interest income that was recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accrual loans also include loans that have had terms modified for borrowers experiencing financial difficulty.

The following table summarizes non-accrual loans at December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Single family	$762	908
Commercial real estate:
Other	493	0
Consumer	376	441
Commercial business	2,187	529
Total	$3,818	1,878

Occasionally, the Company provides modifications of loans to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows. Additional disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of any of these items. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal that is forgiven is charged off against the ACL. During the year ended December 31, 2023, the Company made six loan modifications to borrowers experiencing financial difficulty. These modifications involved payment deferral, interest rate reduction and extending the loans for periods longer than our loan policy dictates. There was no principal forgiveness for any of these modifications. The Company has no commitments to lend additional funds to borrowers that had any loan terms modified in 2023. The modifications outstanding at December 31, 2023 totaled $0.4 million.

The following table summarizes the modification outstanding at December 31, 2023.

(Dollars in thousands)	Number of Loans	Outstanding Balance December 31, 2023	Concessions Granted	Number of Loans
Single family	1	$217	Rate reduction	1
			Term extension	1

Commercial real estate	1	93	Payment deferral	1

Consumer	4	54	Rate reduction	1
			Term extension	3
			Payment deferral	1
		$364

NOTE 7 Accrued Interest Receivable

Accrued interest receivable at December 31, 2023 and 2022 is summarized as follows:

(Dollars in thousands)	2023	2022
Securities available for sale	$521	418
Loans receivable	3,032	2,585
Total	$3,553	3,003

NOTE 8 Intangible Assets

The Company’s intangible assets consist of core deposit intangibles, goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity for 2023 and 2022 is as follows:

(Dollars in thousands)	2023	2022
Mortgage servicing rights, net:
Balance, beginning of year	$2,986	3,280
Originations	555	615
Amortization	(832)	(909)
Balance, end of year	$2,709	2,986
Fair value of mortgage servicing rights	$6,539	6,344

All of the single family loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at December 31, 2023:

(Dollars in thousands)	Loan Principal Balance	Weighted Average Interest Rate	Weighted Average Remaining Term (months)	Number of Loans
Original term:
15 year fixed rate	$92,569	2.92%	127	948
30 year fixed rate	441,889	3.87	303	2,721

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2023 and 2022 are presented in the following table. Amortization expense for intangible assets was $0.8 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2023 and 2022 is presented in the following table.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
December 31, 2023
Mortgage servicing rights	$6,226	(3,517)	2,709
Goodwill	802	0	802
Total	$7,028	(3,517)	3,511

December 31, 2022
Mortgage servicing rights	$5,995	(3,009)	2,986
Core deposit intangible	574	(574)	0
Goodwill	802	0	802
Total	$7,371	(3,583)	3,788

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ended December 31,
2024	$726
2025	658
2026	565
2027	396
2028	218
Thereafter	146
Total	$2,709

Projections of amortization are based on asset balances and the interest rate environment that existed at December 31, 2023. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that an impairment may exist. Goodwill was tested for impairment at December 31, 2023 and the Company determined that it was not permanently impaired and no write down was required.

NOTE 9 Premises and Equipment

A summary of premises and equipment at December 31, 2023 and 2022 is as follows:

(Dollars in thousands)	2023	2022
Land	$5,156	5,156
Office buildings and improvements	17,623	17,514
Furniture and equipment	12,055	12,684
	34,834	35,354
Accumulated depreciation	(18,839)	(18,862)
Total	$15,995	16,492

NOTE 10 Leases

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

The Company’s leases relate to office space and bank branches with remaining lease terms between eight and forty-seven months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2023 a $0.3 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.2 for both years ended December 31, 2023 and 2022.

The table below summarizes other information related to our operating leases for the years ended December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223	226
Weighted-average remaining lease term – operating leases, in years	2.0	2.8
Weighted-average discount rate – operating leases	2.71%	2.64%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	December 31, 2023
2024	$212
2025	58
2026	27
2027	25
2028 and thereafter	0
Total lease payments	322
Less: Interest	(9)
Present value of lease liabilities	$313

NOTE 11 Deposits

Deposits and their weighted average interest rates at December 31, 2023 and 2022 are summarized as follows:

	2023			2022
(Dollars in thousands)	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total
Noninterest checking	0.00%	$244,015	25.0%	0.00%	$325,603	33.2%
Interest checking	0.85	140,975	14.4	0.38	147,497	15.0
Savings accounts	0.11	107,864	11.1	0.08	123,389	12.6
Money market accounts	2.16	249,246	25.5	0.73	253,498	25.8
		742,100	76.0		849,987	86.6
Certificates by rate:
0-0.99%		17,699	1.8		53,645	5.4
1-1.99%		5,164	0.5		8,049	0.8
2-2.99%		2,652	0.3		3,521	0.4
3-3.99%		17,163	1.8		5,493	0.6
4-4.99%		96,806	9.9		61,231	6.2
5-5.99%		95,209	9.7		0	0.0
Total certificates	4.43	234,693	24.0	2.59	131,939	13.4
Total deposits	1.75	$976,793	100.0%	0.60	$981,926	100.0%

At December 31, 2023 and 2022 the Company had $414.5 million and $373.9 million, respectively, of deposit accounts with balances of $250,000 or more. The Company had $107.0 million and $55.1 million of certificate accounts that had been acquired through a broker at December 31, 2023 and 2022, respectively.

Certificates had the following maturities at December 31, 2023 and 2022:

	2023			2022
(Dollars in thousands)	Amount	Weighted Average Rate		Amount	Weighted Average Rate
Remaining term to maturity
2024	$187,673	4.46%	2023	$72,737	1.86%
2025	34,567	4.40	2024	47,563	3.60
2026	11,505	4.36	2025	10,101	3.32
2027	639	0.63	2026	747	0.45
2028	309	1.62	2027	777	0.73
2029 and herafter	0	0.00	2028 and hereafter	15	0.28
Total	$234,693	4.43		$131,939	2.59

At December 31, 2023 and 2022, the Company had pledged mortgage-backed and related securities with a fair market value of approximately $41.6 million and $45.9 million, respectively, as collateral for certain deposits.

Deposits from directors, executive officers and their related parties held by the Company at December 31, 2023 and 2022 amount to $1.2 million and $0.7 million, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Checking accounts	$1,037	220
Savings accounts	110	75
Money market accounts	4,577	882
Certificate accounts	6,566	555
Total	$12,290	1,732

NOTE 12 Federal Home Loan Bank (FHLB) Advances and Other Borrowings

The Bank had $13.2 million in overnight advances from the FHLB at a rate of 5.64% at December 31, 2023 and no outstanding advances from the FHLB or other borrowings as of December 31, 2022. At December 31, 2023 and 2022 the Bank had collateral pledged to the FHLB consisting of FHLB stock and mortgage loans with a total borrowing capacity available of approximately $283.5 million and $230.1 million, respectively, subject to a requirement to purchase FHLB stock. The Bank also had the ability to borrow $87.3 million and $86.6 million, respectively, from the Federal Reserve Bank of Minneapolis based upon the loans that were pledged to them as of December 31, 2023 and 2022, subject to approval from the FRB.

NOTE 13 Income Taxes

Income tax expense for the years ended December 31, 2023 and 2022 was as follows:

(Dollars in thousands)	2023	2022
Current:
Federal	$2,143	2,123
State	815	1,000
Total current	2,958	3,123
Deferred:
Federal	(81)	2
State	(329)	101
Total deferred	(410)	103
Income tax expense	$2,548	3,226

The reasons for the difference between the expected income tax expense utilizing the federal corporate tax rate of 21% and the actual income tax expense were as follows:

(Dollars in thousands)	2023	2022
Expected federal income tax expense	$1,796	2,367
Items affecting federal income tax:
State income taxes, net of federal income tax deduction	557	899
Other, net	195	(40)
Income tax expense	$2,548	3,226

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowances for credit losses	$3,337	2,899
Deferred compensation costs	144	120
Deferred ESOP loan asset	315	361
Non-accruing loan interest	163	179
Net unrealized loss on securities available for sale	5,149	6,539
State net operating loss carry-forward	39	0
Other	101	110
Total gross deferred tax assets	9,248	10,208
Valuation allowance	(283)	0
Deferred tax assets, net of valuation allowance	8,965	10,208

Deferred tax liabilities:
Deferred loan costs	241	243
Premises and equipment basis difference	570	618
Originated mortgage servicing rights	764	843
Other	219	157
Total gross deferred tax liabilities	1,794	1,861
Net deferred tax assets	$7,171	8,347

The Company has no federal net operating loss carryforwards at December 31, 2023.

Retained earnings at December 31, 2023 included approximately $8.8 million for which no provision for income taxes was made. This amount represents allocations of income to bad debt deductions for tax purposes. Reduction of amounts allocated for purposes other than absorbing losses will create income for tax purposes, which will be subject to the then-current corporate income tax rate.

The Company considers the determination of the deferred tax asset amount and the need for any valuation reserve to be a critical accounting policy that requires significant judgment. A valuation allowance is required to be recognized, under GAAP, if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s judgment and evaluation of both positive and negative evidence, including the forecasts of future income, tax planning strategies, and assessments of the current and future economic and business conditions. The positive evidence considered includes the Company’s cumulative net income in the prior three-year period, the ability to implement tax planning strategies to accelerate taxable income recognition, and the probability that taxable income will be generated in future periods. The only negative evidence the Company identified was related to a change in Wisconsin state tax law that was enacted in 2023. The law change allows financial institutions to exempt from state taxation loan income from loans of $5 million or less where the borrower resides or is located in Wisconsin. The law change substantially reduced the Company’s effective state income tax rate in Wisconsin. A valuation allowance was recorded at December 31, 2023 to reflect the anticipated reduction in the Company’s ability to recognize future Wisconsin state tax benefits when the timing differences reverse on the previously recorded deferred tax assets. It is possible that future conditions may differ substantially from those anticipated in determining that a valuation allowance was required on deferred tax assets and adjustments may be required in the future.

NOTE 14 Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a noncontributory multi-employer defined benefit pension plan covering Bank employees who were hired prior to 2002 that met minimum service requirements. Effective September 1, 2002, this plan was frozen and closed to new participants but employees that were already in the plan at the time it was frozen continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan number is 333. There are no collective bargaining agreements that require contributions to the Pentegra DB Plan, and there is no funding improvement or rehabilitation plan as part of the Pentegra DB Plan. The Company’s policy is to fund accrued pension costs and the employer contributions paid and expensed for each of the years ended December 31, 2023 and 2022 were $0.3 million. The Company’s contributions to the Pentegra DB Plan were not more than 5% of total contributions to the Plan in either of those years. Funded status (market value of plan assets divided by the funding target) as of July 1 for the 2023 and 2022 plan years were 78.4% and 80.0%, respectively.

The Company has a qualified, tax-exempt savings plan with a deferred feature qualifying under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). All employees who have attained 18 years of age are eligible to participate in the 401(k) Plan. Participants are permitted to make contributions to the 401(k) Plan equal to the lesser of 50% of their annual salary or the maximum allowed by law, which was $22,500 for 2023 and $20,500 for 2022, with additional catch-up contributions allowed for employees over 50 years of age. The Company matches 25% of each participant’s contributions up to a maximum of 8% of their annual salary. Participant contributions and earnings are fully and immediately vested. The Company’s contributions are vested on a three year cliff basis, are expensed annually and were $0.2 million in 2023 and 2022.

The Company has adopted an Employee Stock Ownership Plan (the ESOP) that meets the requirements of Section 4975(e)(7) of the Internal Revenue Code and Section 407(d)(6) of ERISA and, as such, the ESOP is empowered to borrow in order to finance purchases of the common stock of HMN. The ESOP borrowed $6.1 million from the Company to purchase 912,866 shares of common stock in the initial public offering of HMN in 1994. As a result of a merger with Marshalltown Financial Corporation, the ESOP borrowed $1.5 million in 1998 to purchase an additional 76,933 shares of HMN common stock to account for the additional employees and to avoid dilution of the benefit provided by the ESOP. The ESOP debt requires quarterly payments of principal plus interest at 7.52%. The Company has committed to make quarterly contributions to the ESOP necessary to repay the loans including interest. The Company contributed $0.5 million in 2023 and 2022.

As the debt is repaid, ESOP shares that were pledged as collateral for the debt are released from collateral based on the proportion of debt service paid in the year and then allocated to eligible employees. The Company accounts for its ESOP in accordance with ASC 718, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per common share computations. ESOP compensation expense was $0.5 million for 2023 and $0.6 million for 2022.

All employees of the Bank are eligible to participate in the ESOP after they attain age 18 and complete one year of service during which they worked at least 1,000 hours. A summary of the ESOP share allocation is as follows for the years ended December 31:

	2023	2022
Shares held by participants beginning of the year	361,069	353,677
Shares allocated to participants	24,318	24,318
Shares purchased with dividends received on allocated shares	7,005	3,540
Shares distributed to participants	(19,849)	(20,466)
Shares held by participants end of year	372,543	361,069

Unreleased shares beginning of the year	133,782	158,100
Shares released during year	(24,318)	(24,318)
Unreleased shares end of year	109,464	133,782
Total ESOP shares end of year	482,007	494,851
Fair value of unreleased shares at December 31	$2,517,672	2,854,908

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

The 2009 Plan was superseded in April 2017 by the 2017 Plan and options or restricted shares were no longer awarded from the 2009 Plan. As of December 31, 2023 there were 34,229 shares reserved for issuance pursuant to options outstanding under the 2009 Plan. These options expire 10 years from the date of grant, have an average exercise price of $11.21 and had a grant date fair value of $4.04.

Initially there were 375,000 shares of HMN common stock available for issuance pursuant to awards under the 2017 Plan, subject to adjustment for future stock splits, stock dividends and similar changes to the capitalization of the Company. Additionally, shares of restricted stock that are awarded are counted as 1.5 shares for purposes of determining the total shares available for issuance under the 2017 Plan. As of December 31, 2023, there were no options outstanding under the 2017 Plan. There were 18,035 shares of restricted stock previously granted to employees and directors under the 2017 Plan that remained unvested at December 31, 2023.

A summary of activities under all plans for the past two years is as follows:

	Shares Available For Grant	Unvested Restricted Shares Outstanding	Options Outstanding	Award Value/ Weighted Average Exercise Price	Vesting Period (in years)
2009 Plan
December 31, 2021	0	0	34,229	$11.21
December 31, 2022	0	0	34,229	$11.21
December 31, 2023	0	0	34,229	$11.21

2017 Plan
December 31, 2021	345,907	22,841	0	N/A
Granted February 1, 2022	(11,286)	7,524	0		3
Granted April 26, 2022	(2,616)	1,744	0		1
Vested	0	(13,055)	0
December 31, 2022	332,005	19,054	0	N/A
Granted January 24, 2023	(9,843)	6,562	0		3
Granted April 25, 2023	(4,122)	2,748	0		1
Vested	0	(10,329)	0
December 31, 2023	318,040	18,035	0	N/A

Total all plans	318,040	18,035	34,229	$11.21

There were 34,229 vested and exercisable options outstanding at December 31, 2023. These options were granted on January 26, 2016, have an exercise price of $11.21, and have an average remaining life of 2.1 years. The Company will issue shares from treasury stock upon the exercise of the outstanding options.

In accordance with ASC 718, the Company recognizes compensation expense relating to stock options over the vesting period. The amount of the expense was determined under the fair value method. The fair value for each option grant is estimated on the date of the grant using the Black Scholes option valuation method. There were no options granted in 2023 or 2022.

NOTE 15 Earnings per Common Share

The following table reconciles the weighted average shares outstanding and income for basic and diluted earnings per common share:

	Year ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,350,215	4,358,022

Net dilutive effect of:
Options	14,807	17,847
Restricted stock awards	12,066	13,601
Weighted average number of common shares outstanding adjusted for effect of dilutive securities	4,377,088	4,389,470

Income available to common shareholders	$6,005	8,045
Basic earnings per common share	1.38	1.85
Diluted earnings per common share	1.37	1.83

NOTE 16 Stockholders' Equity

In February 2023, the Company’s Board of Directors increased the aggregate purchase price of shares eligible to be repurchased to $6.0 million. The share repurchase program does not obligate the Company to purchase any shares and has no set expiration date. The Company repurchased 29,457 shares in the open market for $0.6 million in 2023 and 90,000 shares in the open market for $2.1 million in 2022. At December 31, 2023 there was $5.4 million authorized for repurchase in the share repurchase program. The Company paid dividends on its common stock of $0.30 per share, or $1.3 million, in 2023 and paid dividends on its common stock of $0.24 per share, or $1.0 million in 2022.

In January 2024, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share of common stock payable on March 6, 2024 to stockholders of record at the close of business on February 13, 2024. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

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

At December 31, 2023 and 2022, the Bank's capital amounts and ratios are presented for actual capital, required capital and excess capital including amounts and ratios in order to qualify as being well capitalized under the prompt corrective action regulations:

	Actual		Required to be Adequately Capitalized		Capital in Excess of Minimum Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
December 31, 2023
Common equity Tier 1 capital	$104,005	11.54%	$40,542	4.50%	$63,463	7.04%	$58,560	6.50%
Tier 1 leverage	104,005	9.08	45,823	4.00	58,182	5.08	57,279	5.00
Tier 1 risk-based capital	104,005	11.54	54,056	6.00	49,949	5.54	72,074	8.00
Total risk-based capital	115,274	12.80	72,074	8.00	43,200	4.80	90,093	10.00

December 31, 2022
Common equity Tier 1 capital	$100,250	11.48%	$39,312	4.50%	$60,938	6.98%	$56,784	6.50%
Tier 1 leverage	100,250	9.14	43,883	4.00	56,367	5.14	54,854	5.00
Tier 1 risk-based capital	100,250	11.48	52,416	6.00	47,834	5.48	69,888	8.00
Total risk-based capital	110,527	12.65	69,888	8.00	40,639	4.65	87,360	10.00
(1)	Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of December 31, 2023, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The OCC has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future. In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (HUD) regulatory guidelines including required minimum capital and liquidity amounts to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2023, the Company was in compliance with HUD guidelines.

NOTE 18 Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include all commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement by the Company.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of the Company’s commitments to extend credit and sell loans as of December 31, 2023 and 2022 were as follows:

	Contract Amount December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amount represents credit risk:
Commitments to originate, fund or purchase loans:
Single family	$2,072	6,220
Commercial real estate	5,196	17,656
Commercial business	0	617
Undisbursed balance of loans closed	61,681	92,774
Unused lines of credit	90,940	103,841
Letters of credit	7,558	11,832
Total commitments to extend credit	$167,447	232,940
Forward commitments	$3,078	6,575

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

The Bank issued standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit outstanding expire over the next 24 months and totaled $6.9 million at December 31, 2023 and $11.4 million at December 31, 2022. The letters of credit are collateralized primarily with commercial real estate mortgages. Draws on standby letters of credit would be initiated by the secured party under the terms of the underlying obligation. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

The Company has certain obligations and commitments to make future payments under existing contracts. At December 31, 2023, the aggregate contractual obligations (excluding bank deposits) and commercial commitments were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual Obligations:
Annual rental commitments under non-cancellable operating leases	$322	212	110	0	0
Total contractual obligations	$322	212	110	0	0

	Amount of Commitments Expiring by Period
Other Commercial Commitments:
Commercial lines of credit	$62,225	39,582	22,643	0	0
Commitments to lend	52,319	14,485	9,342	5,729	22,763
Standby letters of credit	7,558	6,951	607	0	0
Total other commercial commitments	$122,102	61,018	32,592	5,729	22,763

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

The Company had commitments outstanding to extend credit to future borrowers that had not closed prior to the end of the year, which is referred to as its mortgage pipeline. As commitments to originate loans enter the mortgage pipeline, the Company generally enters into commitments to sell the loans into the secondary market. The commitments to originate and sell loans are derivatives that are recorded at fair value. The marking of these derivatives to fair value for the periods ended December 31, 2023 and 2022 did not have a material impact on the Company’s consolidated financial statements.

As of December 31, 2023 and 2022, the current commitments to sell loans held for sale are derivatives that do not qualify for hedge accounting. The loans held for sale that are not hedged are recorded at the lower of cost or market. The marking of these loans for the periods ended December 31, 2023 and 2022 did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of December 31, 2023 and 2022.

	Carrying Value at December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$215,094	0	215,094	0
Equity securities	382	0	382	0
Mortgage loan commitments	7	0	7	0
Total	$215,483	0	215,483	0

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$246,019	0	246,019	0
Equity securities	225	0	225	0
Mortgage loan commitments	(28)	0	(28)	0
Total	$246,216	0	246,216	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write downs of individual assets. For assets measured at fair value on a nonrecurring basis in 2023 and 2022 that were still held at December 31, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2023 and 2022.

	Carrying Value at December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2023 Total Gains (Losses)
Loans held for sale	$1,006	0	1,006	0	26
Mortgage servicing rights, net	2,709	0	0	2,709	0
Collateral dependent loans	3,856	0	3,856	0	(287)
Total	$7,571	0	4,862	2,709	(261)

	Carrying Value at December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2022 Total Gains (Losses)
Loans held for sale	$1,314	0	1,314	0	3
Mortgage servicing rights, net	2,986	0	0	2,986	0
Collateral dependent loans	1,978	0	1,978	0	(46)
Total	$6,278	0	3,292	2,986	(43)

NOTE 21 Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of December 31, 2023 and December 31, 2022 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

	December 31, 2023						December 31, 2022
			Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount
Financial assets:
Cash and cash equivalents	$11,151	11,151	11,151				36,259	36,259
Securities available for sale	215,094	215,094		215,094			246,019	246,019
Equity securities	382	382		382			225	225
Loans held for sale	1,006	1,006		1,006			1,314	1,314
Loans receivable, net	845,692	778,952		778,952			777,078	724,497
FHLB stock	1,252	1,252		1,252			1,283	1,283
Accrued interest receivable	3,553	3,553		3,553			3,003	3,003
Mortgage servicing assets	2,709	6,539			6,539		2,986	6,344
Financial liabilities:
Deposits	976,793	975,963		975,963			981,926	983,420
FHLB advances and other borrowings	13,200	13,200		13,200			0	0
Accrued interest payable	2,399	2,399		2,399			298	298
Off-balance sheet financial instruments:
Commitments to extend credit	7	7				167,447	(28)	(28)	232,940
Commitments to sell loans	(17)	(17)				3,078	8	8	6,575

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale

The fair values of securities were determined by a third-party pricing service based upon quoted market prices for similar securities. The fair values measurements are subject to independent verification by another pricing source on a quarterly basis to review for reasonableness.

Equity Securities

The fair values of equity securities were based upon quoted market prices for similar securities.

Loans Held for Sale

The fair values of loans held for sale were based upon quoted market prices for loans with similar interest rates and terms to maturity.

Loans Receivable

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio, with the exception of those loans that adjust on a daily basis, was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market.

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

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered in the marketplace for deposits of similar remaining maturities based on a discounted cash flow calculation.

FHLB Advances and Other Borrowings

The fair values of advances and borrowings with fixed maturities are estimated based on a discounted cash flow analysis using as discount rates the interest rates charged by the FHLB for borrowing of similar remaining terms. The carrying amount of overnight advances approximates their fair value.

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

Commitments to Sell Loans

The fair values of commitments to sell loans are estimated using the quoted market prices for loans with similar interest rates and terms to maturity.

NOTE 22 HMN Financial, Inc. Financial Information (Parent Company Only)

The following are the condensed financial statements for the parent company only as of and for the years ended December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$16,287	15,250
Investment in subsidiaries	91,500	81,190
Prepaid expenses and other assets	56	1,046
Total assets	$107,843	97,486
Liabilities and Stockholders' Equity:
Accrued expenses and other liabilities	$136	150
Total liabilities	136	150
Common stock	91	91
Additional paid-in capital	41,235	41,013
Retained earnings	142,278	138,409
Net unrealized losses on securities available for sale	(13,191)	(19,761)
Unearned employee stock ownership plan shares	(870)	(1,063)
Treasury stock, at cost, 4,670,757 and 4,647,686 shares	(61,836)	(61,353)
Total stockholders' equity	107,707	97,336
Total liabilities and stockholders' equity	$107,843	97,486
Condensed Statements of Income
Interest income	$321	43
Equity income of subsidiaries	6,570	8,500
Compensation and benefits	(273)	(272)
Occupancy and equipment	(32)	(30)
Data processing	(8)	(6)
Professional services	(129)	(125)
Other	(433)	(404)
Income before income tax (expense) benefit	6,016	7,706
Income tax (expense) benefit	(11)	339
Net income	$6,005	8,045
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,005	8,045
Adjustments to reconcile net income to cash used by operating activities:
Equity income of subsidiaries	(6,570)	(8,500)
Deferred income tax benefit	0	4
Amortization of restricted stock awards	225	227
Amortization of unearned ESOP shares	193	193
Earned employee stock ownership shares priced above original cost	207	271
Decrease (increase) in other assets	990	(261)
Decrease in other liabilities	(14)	(13)
Other, net	0	(1)
Net cash provided (used) by operating activities	1,036	(35)
Cash flows from financing activities:
Treasury stock purchased	(629)	(2,134)
Stock awards withheld for tax withholding	(64)	(70)
Dividends to stockholders	(1,306)	(1,049)
Dividends received from Bank	2,000	6,000
Net cash provided by financing activities	1	2,747
Increase in cash and cash equivalents	1,037	2,712
Cash and cash equivalents, beginning of year	15,250	12,538
Cash and cash equivalents, end of year	$16,287	15,250

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total

At or for the year ended December 31, 2023:
Interest income – external customers	$43,477	0	0	43,477
Non-interest income – external customers	8,281	0	0	8,281
Intersegment interest income	0	321	(321)	0
Intersegment non-interest income	272	6,570	(6,842)	0
Interest expense	13,041	0	(321)	12,720
Provision for credit losses	713	0	0	713
Non-interest expense	29,169	875	(272)	29,772
Income tax expense	2,537	11	0	2,548
Net income	6,570	6,005	(6,570)	6,005
Total assets	1,107,124	107,843	(107,832)	1,107,135

At or for the year ended December 31, 2022:
Interest income – external customers	$34,255	0	0	34,255
Non-interest income – external customers	8,887	0	0	8,887
Intersegment interest income	0	43	(43)	0
Intersegment non-interest income	234	8,500	(8,734)	0
Interest expense	2,042	0	(43)	1,999
Provision for credit losses	1,071	0	0	1,071
Non-interest expense	28,198	837	(234)	28,801
Income tax expense (benefit)	3,565	(339)	0	3,226
Net income	8,500	8,045	(8,500)	8,045
Total assets	1,095,268	97,486	(96,552)	1,096,202

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

Changes in internal controls. No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2023 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under this framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B.   OTHER INFORMATION

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal 1 – Election of Directors - Board of Directors,” “Corporate Governance - Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023 (the 2024 Proxy Statement).

Information About Our Executive Officers

Executive officers are chosen by and serve at the discretion of the Board of Directors of HMN and the Bank. There are no family relationships among any of the directors or officers of HMN and the Bank. The business experience of each executive officer of both HMN and the Bank is set forth below.

Bradley C. Krehbiel, age 65.  Mr. Krehbiel has been a director of HMN and President of the Bank since 2009, President of HMN since 2010, and Chief Executive Officer of HMN and the Bank since 2012. Prior to that, he had been the Executive Vice President of the Bank since 2004. Mr. Krehbiel joined the Bank as Vice President of Business Banking in 1998. Prior to his employment at the Bank, Mr. Krehbiel held several positions in the financial services industry.

Jon J. Eberle, age 58.  Mr. Eberle is Chief Financial Officer, Senior Vice President and Treasurer of HMN and the Chief Financial Officer, Executive Vice President and Treasurer of the Bank. Mr. Eberle has held the Chief Financial Officer and Treasurer positions since 2003 and the Executive Vice President position since 2012. Prior to that he served as a Vice President since 2000 and as the Controller since 1998. From 1994 to 1998, he served as the Director of Internal Audit for HMN and the Bank. Prior to his employment at the Bank, Mr. Eberle worked as a certified public accountant for a national accounting firm.

Lawrence D. McGraw, age 60.  Mr. McGraw has served as the Chief Operating Officer and Executive Vice President of the Bank since 2012. Prior to that he served as Chief Credit Officer and Senior Vice President since 2010. Prior to his employment at the Bank, Mr. McGraw served as Regional President and Chief Banking Officer of a Minnesota community bank from 2005 until 2010. From 2001 to 2005 he served as the President and Chief Executive Officer of a branch location of the same community bank. Prior to his tenure at the Minnesota community bank, Mr. McGraw held various positions at two other community banks and the FDIC.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” (excluding information under the caption “Pay versus Performance”) and “Director Compensation” in the 2024 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Other Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the subheadings “Director Independence”; “Related Person Transaction Approval Policy”; and “Certain Other Transactions” under the heading “Corporate Governance” in the 2024 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the captions “Corporate Governance - Independent Registered Public Accounting Firm” and “Approval of Independent Registered Public Accounting Firm Services and Fees” in the 2024 Proxy Statement.

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

10.13	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2023, filed on June 9, 2023)
23.1	Consent of Baker Tilly US LLP*
23.2	Consent of CliftonLarsonAllen LLP*
24	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

Exhibit Number	Exhibit
32	Section 1350 Certifications*
97	Compensation Recovery Policy, effective as of October 2, 2023*
101	Financial Statements of the Company from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith.

† Relates to compensation plans.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 15, 2024	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
President and CEO

Each of the undersigned hereby appoints Wendy Shannon and Jon Eberle, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

Name		Title

/s/	Bradley Krehbiel	President and Chief Executive Officer
	Bradley Krehbiel	(Principal Executive Officer)

/s/	Jon Eberle	Senior Vice President,
	Jon Eberle	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/	Wendy Shannon	Chair of the Board
Wendy Shannon

/s/	Pamela Bishop	Director
Pamela Bishop

/s/	Jeffrey Bolton	Director
Jeffrey Bolton

/s/	Sequoya Borgman	Director
Sequoya Borgman

/s/	David Oeth	Director
David Oeth

/s/	Mark Utz	Director
Mark Utz

/s/	Barbara Butts Williams	Director
Barbara Butts Williams

/s/	Hans Zietlow	Director
Hans Zietlow