Form 10-K/A
period 2023-12-31
HMN FINANCIAL INC
filed 2024-03-19
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

HMN Financial, Inc. is filing this Form 10-K/A as Amendment No. 1 (the Amended Filing) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the Original Filing) that was filed with the Securities and Exchange Commission on March 15, 2024 to correct (i) Baker Tilly US, LLP's report of independent registered public accounting firm, as a previously superseded version was filed due to a clerical error, and (ii) to add Exhibit 21.

This Amended Filing does not reflect any subsequent events occurring after the original filing date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing except as described above.

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

Allowance for Credit Losses ("ACL") - Loans – Qualitative Factors

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

We identified auditing the qualitative component of the ACL on pooled loans as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel.

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

/s/ Baker Tilly US, LLP

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

10.13	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2023, filed on June 9, 2023)
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company’s annual report on Form 10-K for the period ended December 31, 2019)
23.1	Consent of Baker Tilly US LLP**
23.2	Consent of CliftonLarsonAllen LLP**
24	Powers of Attorney**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

Exhibit Number	Exhibit
32	Section 1350 Certifications*
97	Compensation Recovery Policy, effective as of October 2, 2023**
101	Financial Statements of the Company from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Filed previously as an exhibit to the Annual Report on Form 10-K for the annual period ended December 31, 2023.
† Relates to compensation plans.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HMN FINANCIAL, INC.
Date: March 19, 2024	By:	/s/ Bradley Krehbiel
Bradley Krehbiel,
President and CEO