Form 10-Q
period 2024-03-31
HMN FINANCIAL INC
filed 2024-05-07
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2024
Common stock, $0.01 par value	4,464,952

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$50,230	11,151
Securities available for sale:
Mortgage-backed and related securities (amortized cost $170,784 and $179,366)	152,759	161,414
Other marketable securities (amortized cost $54,221 and $54,112)	53,850	53,680
Total securities available for sale	206,609	215,094

Loans held for sale	4,146	1,006
Loans receivable, net	856,560	845,692
Accrued interest receivable	3,674	3,553
Mortgage servicing rights, net	2,631	2,709
Premises and equipment, net	15,775	15,995
Goodwill	802	802
Prepaid expenses and other assets	3,614	3,962
Deferred tax asset, net	7,174	7,171
Total assets	$1,151,215	1,107,135

Liabilities and Stockholders’ Equity
Deposits	$1,030,918	976,793
Federal Home Loan Bank advances and other borrowings	0	13,200
Accrued interest payable	3,730	2,399
Customer escrows	3,425	2,246
Accrued expenses and other liabilities	4,318	4,790
Total liabilities	1,042,391	999,428
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662 outstanding 4,462,555 and 4,457,905	91	91
Additional paid-in capital	41,232	41,235
Retained earnings, subject to certain restrictions	143,248	142,278
Accumulated other comprehensive loss	(13,199)	(13,191)
Unearned employee stock ownership plan shares	(821)	(870)
Treasury stock, at cost 4,666,107 and 4,670,757 shares	(61,727)	(61,836)
Total stockholders’ equity	108,824	107,707
Total liabilities and stockholders’ equity	$1,151,215	1,107,135

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest income:
Loans receivable	$10,686	9,003
Securities available for sale:
Mortgage-backed and related	514	652
Other marketable	409	143
Other	390	115
Total interest income	11,999	9,913

Interest expense:
Deposits	4,740	1,803
Customer escrows	0	32
Advances and other borrowings	3	15
Total interest expense	4,743	1,850

Net interest income	7,256	8,063

Provision for credit losses	(209)	(8)
Net interest income after provision for credit losses	7,465	8,071

Non-interest income:
Fees and service charges	732	807
Loan servicing fees	388	400
Gain on sales of loans	294	295
Other	493	426
Total non-interest income	1,907	1,928

Non-interest expense:
Compensation and benefits	4,697	4,805
Occupancy and equipment	852	950
Data processing	535	505
Professional services	321	237
Other	1,146	1,196
Total non-interest expense	7,551	7,693
Income before income tax expense	1,821	2,306
Income tax expense	503	672
Net income	1,318	1,634
Other comprehensive income (loss), net of tax	(8)	2,246
Comprehensive income available to common shareholders	$1,310	3,880
Basic earnings per share	$0.30	0.38
Diluted earnings per share	$0.30	0.37

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2023	$91	41,235	142,278	(13,191)	(870)	(61,836)	107,707
Net income			1,318				1,318
Other comprehensive loss				(8)			(8)
Dividends paid to stockholders ($0.08 per share)			(348)				(348)
Restricted stock awards		(110)				110	0
Stock awards withheld for tax withholding						(1)	(1)
Amortization of restricted stock awards		49					49
Earned employee stock ownership plan shares		58			49		107
Balance, March 31, 2024	$91	41,232	143,248	(13,199)	(821)	(61,727)	108,824

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			1,634				1,634
Other comprehensive income				2,246			2,246
Adoption of ASU 2016-13			(830)				(830)
Dividends paid to stockholders ($0.06 per share)			(261)				(261)
Restricted stock awards		(150)				150	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		54					54
Earned employee stock ownership plan shares		58			49		107
Balance, March 31, 2023	$91	40,975	138,952	(17,515)	(1,014)	(61,267)	100,222

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$1,318	1,634
Adjustments to reconcile net income to cash provided (used) by operating activities:
Provision for credit losses	(209)	(8)
Depreciation	271	282
Amortization of premiums, net	72	194
Amortization of deferred loan fees	(25)	(60)
Amortization of mortgage servicing rights and servicing costs	208	199
Capitalized mortgage servicing rights	(130)	(91)
Gains recognized on equity securities, net	(11)	(41)
Gains on sale of premises and equipment	0	(1)
Gain on sales of loans	(294)	(295)
Proceeds from sale of loans held for sale	15,173	11,300
Disbursements on loans held for sale	(15,552)	(9,718)
Amortization of restricted stock awards	49	54
Amortization of unearned Employee Stock Ownership Plan shares	49	49
Earned Employee Stock Ownership Plan shares priced above original cost	58	58
Increase in accrued interest receivable	(121)	(196)
Increase in accrued interest payable	1,331	751
(Increase) decrease in other assets	(252)	283
Decrease in other liabilities	(462)	(5,399)
Other, net	2	0
Net cash provided (used) by operating activities	1,475	(1,005)
Cash flows from investing activities:
Principal collected on securities available for sale	8,400	8,976
Proceeds collected on maturities of securities available for sale	15,000	0
Purchases of securities available for sale	(15,000)	0
Purchase of Federal Home Loan Bank stock	(7)	(1,546)
Redemption of Federal Home Loan Bank stock	594	1,421
Net increase in loans receivable	(13,086)	(10,437)
Proceeds from sale of premises	0	35
Purchases of premises and equipment	(52)	(291)
Net cash used by investing activities	(4,151)	(1,842)
Cash flows from financing activities:
Increase (decrease) in deposits	54,125	(23,608)
Stock awards withheld for tax withholding	(1)	(64)
Dividends to stockholders	(348)	(261)
Proceeds from borrowings	0	37,820
Repayment of borrowings	(13,200)	(35,520)
Increase (decrease) in customer escrows	1,179	(1,659)
Net cash provided (used) by financing activities	41,755	(23,292)
Increase (decrease) in cash and cash equivalents	39,079	(26,139)
Cash and cash equivalents, beginning of period	11,151	36,259
Cash and cash equivalents, end of period	$50,230	10,120
Supplemental cash flow disclosures:
Cash paid for interest	$3,411	1,099
Cash paid for income taxes	813	0
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	2,452	555

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

The unaudited consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission (SEC) on March 19, 2024. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results which may be expected for the entire year.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

(3) New Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes with certain disclosures only required by public business entities. For public business entities, such as the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently in the process of reviewing how the Company’s income tax disclosure will be impacted by the additional guidance when this ASU is required to be adopted on December 31, 2025.

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

The following table summarizes the assets and liabilities of the Company for which fair values are determined on a recurring basis as of March 31, 2024 and December 31, 2023.

	Carrying Value at March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$206,609	0	206,609	0
Equity securities	394	0	394	0
Commitments to extend credit	(18)	0	(18)	0
Total	$206,985	0	206,985	0

	Carrying Value at December 31, 2023
Securities available for sale	$215,094	0	215,094	0
Equity securities	382	0	382	0
Commitments to extend credit	7	0	7	0
Total	$215,483	0	215,483	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2024 and December 31, 2023.

	Carrying Value at March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended March 31, 2024 Total Gains
Loans held for sale	$4,146	0	4,146	0	10
Mortgage servicing rights, net	2,631	0	0	2,631	0
Collateral dependent loans	2,841	0	2,841	0	8
Total	$9,618	0	6,987	2,631	18

	Carrying Value at December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2023 Total Losses
Loans held for sale	$1,006	0	1,006	0	(26)
Mortgage servicing rights, net	2,709	0	0	2,709	0
Collateral dependent loans	3,856	0	3,856	0	(287)
Total	$7,571	0	4,862	0	(313)

(5) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of March 31, 2024 and December 31, 2023 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are shown below. There is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments following the table.

	March 31, 2024						December 31, 2023
			Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount
Financial assets:
Cash and cash equivalents	$50,230	50,230	50,230				11,151	11,151
Securities available for sale	206,609	206,609		206,609			215,094	215,094
Equity securities	394	394		394			382	382
Loans held for sale	4,146	4,146		4,146			1,006	1,006
Loans receivable, net	856,560	792,017		792,017			845,692	778,952
Federal Home Loan Bank stock	665	665		665			1,252	1,252
Accrued interest receivable	3,674	3,674		3,674			3,553	3,553
Mortgage servicing assets	2,631	6,536			6,536		2,709	6,539

Financial liabilities:
Deposits	1,030,918	1,029,689		1,029,689			976,793	975,963
FHLB advances and other borrowings	0	0		0			13,200	13,200
Accrued interest payable	3,730	3,730		3,730			2,399	2,399
Off-balance sheet financial instruments:
Commitments to extend credit	(18)	(18)				159,183	7	7	167,447
Commitments to sell loans	(7)	(7)				9,376	(17)	(17)	3,078

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

Loans Receivable

The fair value of the loan portfolio, with the exception of the adjustable rate portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio, with the exception of those loans that adjust on a daily basis, is estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market.

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

Deposits

The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities based on a discounted cash flow calculation.

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

(6) Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	34	$82,474	(9,625)	$82,474	(9,625)
Federal Home Loan Mortgage Corporation (FHLMC)	0	0	0	24	70,254	(8,398)	70,254	(8,398)
Collateralized mortgage obligations:
FNMA	0	0	0	1	31	(2)	31	(2)
Other marketable securities:
U.S. Government agency obligations	5	24,874	(76)	4	19,679	(321)	44,553	(397)
Total temporarily impaired securities	5	$24,874	(76)	63	$172,438	(18,346)	$197,312	(18,422)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Mortgage backed securities:
FNMA	0	$0	0	34	$87,133	(9,704)	$87,133	(9,704)
FHLMC	0	0	0	24	74,249	(8,246)	74,249	(8,246)
Collateralized mortgage obligations:
FNMA	0	0	0	1	32	(2)	32	(2)
Other marketable securities:
U.S. government agency obligations	1	5,000	(9)	7	34,456	(543)	39,456	(552)
Total temporarily impaired securities	1	$5,000	(9)	66	$195,870	(18,495)	$200,870	(18,504)

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

As of March 31, 2024, the Company did not consider the unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized losses on impaired securities are the result of changes in interest rates. As a result, there was no allowance for credit losses required on available for sale debt securities in an unrealized loss position at March 31, 2024. During the three month periods ended March 31, 2024 and March 31, 2023, there were no sales of securities.

A summary of securities available for sale at March 31, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Mortgage-backed securities:
FNMA	$92,099	0	(9,625)	82,474
FHLMC	78,652	0	(8,398)	70,254
Collateralized mortgage obligations:
FNMA	33	0	(2)	31
	170,784	0	(18,025)	152,759
Other marketable securities:
U.S. Government agency obligations	54,221	26	(397)	53,850
	54,221	26	(397)	53,850
	$225,005	26	(18,422)	206,609

December 31, 2023
Mortgage-backed securities:
FNMA	$96,837	0	(9,704)	87,133
FHLMC	82,495	0	(8,246)	74,249
Collateralized mortgage obligations:
FNMA	34	0	(2)	32
	179,366	0	(17,952)	161,414
Other marketable securities:
U.S. Government agency obligations	54,112	120	(552)	53,680
	54,112	120	(552)	53,680
	$233,478	120	(18,504)	215,094

The following table indicates amortized cost and estimated fair value of securities available for sale at March 31, 2024 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$64,284	60,418
Due after one year through five years	125,539	114,722
Due after five years through fifteen years	35,179	31,466
Due after fifteen years	3	3
Total	$225,005	206,609

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $0.5 million at both March 31, 2024 and December 31, 2023 and these amounts are excluded from the estimated credit losses.

The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $41.6 million at March 31, 2024 and December 31, 2023.

(7) Other Comprehensive (Loss) Income

Other comprehensive (loss) income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive (loss) income is the total of net income and other comprehensive income or loss, which for the Company is comprised of unrealized gains or losses on securities available for sale. The components of other comprehensive (loss) income and the related tax effects were as follows:

	For the period ended March 31,
(Dollars in thousands)	2024			2023
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax (1) Effect	Net of Tax
Securities available for sale:
Unrealized (losses) gains arising during the period	$(12)	(4)	(8)	2,845	599	2,246
Other comprehensive (loss) income	$(12)	(4)	(8)	2,845	599	2,246

(1)

The tax effect on gross unrealized (losses) gains was impacted by a change in the effective tax rate used in 2023 to allocate the total unrealized gains on securities between the deferred tax asset and other comprehensive income.

(8) Loans Receivable, Net

A summary of loans receivable at March 31, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Single family	$260,602	264,303
Commercial real estate:
Real estate rental and leasing	276,751	271,531
Other	226,588	218,422
	503,339	489,953
Consumer	41,110	42,734
Commercial business	63,679	61,118
Total loans	868,730	858,108
Less:
Unamortized discounts	14	15
Net deferred loan fees	570	577
Allowance for credit losses	11,586	11,824
Total loans receivable, net	$856,560	845,692

(9) Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
Balance, December 31, 2023	$1,426	7,514	607	2,277	11,824
Provision for losses	(181)	(94)	(111)	178	(208)
Charge-offs	(30)	0	0	0	(30)
Recoveries	0	0	0	0	0
Balance, March 31, 2024	$1,215	7,420	496	2,455	11,586

Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277
January 1, 2023 adoption of ASU 2016-13	(259)	512	(485)	1,302	1,070
Provision for losses	(44)	23	46	(57)	(32)
Recoveries	1	0	1	25	27
Balance, March 31, 2023	$959	7,561	620	2,202	11,342

Allocated to:
Individual reserves	$28	0	103	297	428
Collective reserves	1,398	7,514	504	1,980	11,396
Balance, December 31, 2023	$1,426	7,514	607	2,277	11,824

Allocated to:
Individual reserves	$26	0	97	296	419
Collective reserves	1,189	7,420	399	2,159	11,167
Balance, March 31, 2024	$1,215	7,420	496	2,455	11,586

Loans receivable at December 31, 2023:
Individually reviewed for impairment	$979	668	425	2,212	4,284
Collectively reviewed for impairment	263,324	489,285	42,309	58,906	853,824
Ending balance	$264,303	489,953	42,734	61,118	858,108

Loans receivable at March 31, 2024:
Individually reviewed for impairment	$958	636	382	1,284	3,260
Collectively reviewed for impairment	259,644	502,703	40,728	62,395	865,470
Ending balance	$260,602	503,339	41,110	63,679	868,730

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, and uses a standardized process to determine the appropriateness of the allowance for credit losses (ACL) for the commercial real estate, commercial business, single family, and consumer loan portfolios. The determination of the ACL for each of these portfolios is calculated on a pooled basis when similar risk characteristics exist and on an individual basis when loans do not share risk characteristics, such as all non-performing loans. Qualitative reserves are also established and reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience.

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $3.2 million and $3.0 million at March 31, 2024 and December 31, 2023, respectively, and was excluded from the estimated credit losses.

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments. This amount is determined quarterly based on an estimate of the outstanding commitments that are anticipated to be funded and multiplying those amounts by the loss rate for their loan category. The allowance for unfunded commitments was not material at March 31, 2024 and was $0.1 million at March 31, 2023.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities for the quarters ended March 31, 2024 or 2023.

The following table presents the components of the provision for credit losses for the first quarters of 2024 and 2023.

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Provision for credit losses on:
Loans	$(208)	(32)
Unfunded commitments	(1)	24
Total	$(209)	(8)

The following table presents total loans by risk categories and year of origination as of March 31, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Single family
Pass	$2,823	80,466	56,798	61,380	32,958	24,686	0	259,111
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	533	0	77	846	0	1,456
Doubtful	0	0	0	0	0	35	0	35
Loss	0	0	0	0	0	0	0	0
	2,823	80,466	57,331	61,380	33,035	25,567	0	260,602

Current period gross charge-offs	0	0	0	0	0	30	0	30

Commercial Real Estate
Pass	16,281	70,863	184,499	107,230	71,955	23,054	0	473,882
Special Mention	0	1,942	8,233	2,175	1,246	1,006	0	14,602
Substandard	0	462	347	910	10,948	2,188	0	14,855
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	16,281	73,267	193,079	110,315	84,149	26,248	0	503,339

Consumer
Pass	3,663	7,483	6,698	1,391	1,800	6,676	13,020	40,731
Special Mention	19	0	0	0	0	0	0	19
Substandard	0	7	29	109	0	97	28	270
Doubtful	0	14	0	0	0	0	19	33
Loss	0	7	0	13	0	0	37	57
	3,682	7,511	6,727	1,513	1,800	6,773	13,104	41,110

Commercial Business
Pass	1,776	12,060	6,376	3,198	2,960	407	33,475	60,252
Special Mention	60	0	0	0	0	0	171	231
Substandard	0	1,274	441	142	94	31	1,214	3,196
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	1,836	13,334	6,817	3,340	3,054	438	34,860	63,679

Total Loans	$24,622	174,578	263,954	176,548	122,038	59,026	47,964	868,730

The following table presents total loans by risk categories and year of origination as of December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Unclassified	$81,070	59,474	62,690	33,637	10,915	14,635	0	262,421
Special Mention	0	511	0	0	0	0	0	511
Substandard	64	546	0	79	182	462	0	1,333
Doubtful	0	0	0	0	24	14	0	38
Loss	0	0	0	0	0	0	0	0
	81,134	60,531	62,690	33,716	11,121	15,111	0	264,303

Commercial Real Estate
Unclassified	64,688	187,320	109,729	75,754	14,531	9,603	0	461,625
Special Mention	1,026	7,756	2,188	371	0	1,016	0	12,357
Substandard	2,225	388	292	10,867	637	1,562	0	15,971
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	67,939	195,464	112,209	86,992	15,168	12,181	0	489,953

Consumer
Unclassified	9,913	7,583	1,606	1,870	2,369	4,778	14,170	42,289
Special Mention	20	0	0	0	0	0	0	20
Substandard	8	26	52	0	3	113	30	232
Doubtful	15	0	0	0	0	0	19	34
Loss	3	0	116	0	0	0	40	159
	9,959	7,609	1,774	1,870	2,372	4,891	14,259	42,734
Current period gross charge-offs	0	1	0	0	0	49	0	50

Commercial Business
Unclassified	12,404	6,967	3,539	3,317	217	288	30,160	56,892
Special Mention	0	0	0	0	0	0	0	0
Substandard	1,703	483	152	104	11	31	1,742	4,226
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	14,107	7,450	3,691	3,421	228	319	31,902	61,118
Current period gross charge offs	174	0	0	0	0	0	160	334

Total Loans	$173,139	271,054	180,364	125,999	28,889	32,502	46,161	858,108

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

Classified loans are categorized as special mention, substandard, doubtful, and loss. Loans classified as substandard, doubtful, or loss require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible. Loans not meeting the criteria on the following page to require an individual analysis that are not classified as special mention are considered to be unclassified or pass-rated loans.

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

The aging of past due loans at March 31, 2024 and December 31, 2023 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2024
Single family	$842	103	318	1,263	259,339	260,602	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	276,751	276,751	0
Other	0	619	0	619	225,969	226,588	0
Consumer	210	42	43	295	40,815	41,110	0
Commercial business	640	702	46	1,388	62,291	63,679	0
December 31, 2023	$1,692	1,466	407	3,565	865,165	868,730	0
Single family	$453	71	363	887	263,416	264,303	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	271,531	271,531	0
Other	0	0	399	399	218,023	218,422	0
Consumer	361	92	57	510	42,224	42,734	0
Commercial business	0	309	812	1,121	59,997	61,118	0
	$814	472	1,631	2,917	855,191	858,108	0

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

The following table presents the carrying value of and related allowances for collateral dependent individually analyzed loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$744	744	0	758	758	0
Commercial real estate:
Other	636	636	0	668	668	0
Consumer	269	269	0	306	306	0
Commercial business	22	22	0	0	0	0

Loans with an allowance recorded:
Single family	214	214	26	221	221	28
Consumer	113	113	97	119	119	103
Commercial business	1,262	1,596	296	2,212	2,546	297

Total:
Single family	958	958	26	979	979	28
Commercial real estate:
Other(1)	636	636	0	668	668	0
Consumer(2)	382	382	97	425	425	103
Commercial business(3)	1,284	1,618	296	2,212	2,546	297
	$3,260	3,594	419	4,284	4,618	428

(1) Secured by commercial land.

(2) Secured by second mortgages on single family housing and autos.

(3) Secured by business equipment.

At March 31, 2024 and December 31, 2023, non-accruing loans totaled $2.8 million and $3.8 million, respectively, for which the related allowance for credit losses was $0.4 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.2 million and $1.3 million at March 31, 2024 and December 31, 2023, respectively.

The non-accrual loans at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Single family	$742	$762
Commercial real estate:
Other	462	493
Consumer	334	376
Commercial business	1,262	2,187
	$2,800	$3,818

The reduction in non-performing assets during the first quarter of 2024 was primarily related to $0.8 million of principal payments received on a non-performing loan relationship in the agriculture industry. There were two loans secured by single family homes totaling less than $0.1 million in process of foreclosure at March 31, 2024 and no loans secured by single family homes in the process of foreclosure at December 31, 2023.

The Company accounts for loan modifications in accordance with the guidance in Accounting Standards Codification (ASC) Topic 326. Based on the guidance, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

The Company had no loan modifications to borrowers experiencing financial difficulties in the first quarter of 2024 or 2023. At March 31, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose loan terms have been previously restructured. During the quarter ended March 31, 2024, there were no defaults on loans that had been modified during the 12 months ended March 31, 2024 for borrowers experiencing financial difficulty.

(10) Intangible Assets

The Company’s intangible assets consist of goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023	Three Months Ended March 31, 2023
Balance, beginning of period	$2,709	2,986	2,986
Originations	130	555	91
Amortization	(208)	(832)	(199)
Balance, end of period	$2,631	2,709	2,878
Fair value of mortgage servicing rights	$6,536	6,539	6,414

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at March 31, 2024:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$88,613	2.93%	124	921
Original term 30 year fixed rate	445,698	3.93	302	2,662

Amortization expense for intangible assets was $0.2 million for the three month periods ended March 31, 2024 and 2023. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2024 and December 31, 2023 is presented in the following table.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
(Dollars in thousands)	Amount	Amortization	Assets
March 31, 2024
Mortgage servicing rights	$6,288	(3,657)	2,631
Goodwill	802	0	802
Total	$7,090	(3,657)	3,433

December 31, 2023
Mortgage servicing rights	$6,226	(3,517)	2,709
Goodwill	802	0	802
Total	$7,028	(3,517)	3,511

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2024	$550
2025	672
2026	580
2027	411
2028	234
Thereafter	184
Total	$2,631

Projections of amortization are based on existing asset balances and the existing interest rate environment as of March 31, 2024. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Goodwill was tested for impairment at March 31, 2024 and the Company determined that it was not permanently impaired and no write down was required.

(11) Leases

The Company accounts for its leases in accordance with ASC Topic 842. Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the lease payments are the only amount that is recorded in occupancy expense in the consolidated statements of comprehensive income.

The Company’s leases relate to office space and bank branches with remaining lease terms between 5 and 44 months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2024, a $0.3 million right-of-use asset and offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.1 million for the three-month periods ended March 31, 2024 and 2023.

The table below summarizes other information related to the Company’s operating leases:

(Dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	55
Weighted-average remaining lease term – operating leases, in years	1.9	2.6
Weighted-average discount rate – operating leases	2.75%	2.66%

The table below summarizes the maturity of remaining lease liabilities at March 31, 2024:

(Dollars in thousands)	March 31, 2024
2024	$154
2025	58
2026	27
2027	25
2028	0
Thereafter	0
Total lease payments	264
Less: Interest	(8)
Present value of lease liabilities	$256

(12) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except per share data)	2024	2023
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,343,720	4,338,922
Net dilutive effect of:
Restricted stock awards and options	26,324	29,112
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,370,044	4,368,034
Income available to common stockholders	$1,318	1,634
Basic earnings per common share	$0.30	0.38
Diluted earnings per common share	$0.30	0.37

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

The Bank’s average total assets and adjusted total assets for the first quarter of 2024 were both $1.1 billion and its risk-weighted assets were $905.7 million. The following table presents the Bank’s capital amounts and ratios at March 31, 2024 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
March 31, 2024
Common equity Tier 1 capital	$105,437	11.64%	$40,757	4.50%	$64,680	7.14%	$58,872	6.50%
Tier 1 leverage	105,437	9.18	45,957	4.00	59,480	5.18	57,446	5.00
Tier 1 risk-based capital	105,437	11.64	54,343	6.00	51,094	5.64	72,458	8.00
Total risk-based capital	116,762	12.89	72,458	8.00	44,304	4.89	90,572	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of March 31, 2024, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(14) Stockholders’ Equity

The Company did not repurchase any shares of its common stock in the open market during the first quarter of 2024. At March 31, 2024, the Company was authorized to repurchase $5.4 million of its common stock under the existing share repurchase program. The Company declared a quarterly cash dividend of 8 cents per share of common stock outstanding that was paid to stockholders on March 6, 2024.

(15) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at March 31, 2024 were approximately $7.0 million, expire over the next twenty-two months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the quarter ended March 31, 2024:
Interest income - external customers	$11,999	0	0	11,999
Non-interest income - external customers	1,907	0	0	1,907
Intersegment interest income	0	88	(88)	0
Intersegment non-interest income	71	1,432	(1,503)	0
Interest expense	4,831	0	(88)	4,743
Provision for credit losses	(209)	0	0	(209)
Non-interest expense	7,389	233	(71)	7,551
Income tax expense (benefit)	534	(31)	0	503
Net income	1,432	1,318	(1,432)	1,318
Total assets	1,151,160	108,945	(108,890)	1,151,215
At or for the quarter ended March 31, 2023:
Interest income - external customers	$9,913	0	0	9,913
Non-interest income - external customers	1,928	0	0	1,928
Intersegment interest income	0	64	(64)	0
Intersegment non-interest income	58	1,748	(1,806)	0
Interest expense	1,914	0	(64)	1,850
Provision for credit losses	(8)	0	0	(8)
Non-interest expense	7,542	209	(58)	7,693
Income tax expense (benefit)	703	(31)	0	672
Net income	1,748	1,634	(1,748)	1,634
Total assets	1,071,577	100,231	(100,226)	1,071,582

Item 2:	HMN FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “expect,” “future,” “may,” “optimistic”, “project” and “will,” or similar statements or variations of such terms and include, but are not limited to, those relating to: enacted and expected changes to the federal funds rate and the resulting impacts on consumer deposits, loan originations, net interest margin, net interest income and related aspects of the Home Federal Savings Bank’s (the Bank) business; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; perceived improvements in the forecasted economic conditions; anticipated future levels of the provision for credit losses; anticipated level of future asset growth; anticipated ability to maintain and grow core deposit relationships; anticipated call dates of callable investments owned; anticipated impact of tax law changes on future taxable state income; anticipated level of future core deposit growth; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

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

Allowance for Credit Losses and Related Provision

The Company accounts for its allowance for credit losses and the related provision in accordance with ASC 326 and the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluations. The collective reserve amount is assessed based on size and risk characteristics of the various portfolio segments, past loss history and other adjustments determined to have a potential impact on future credit losses.

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

The appropriateness of the allowance for credit losses on individually reviewed collateral dependent loans is dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status and the amounts and timing of future cash flows expected to be received on collateral dependent loans. Such estimates, appraisals, evaluations, and cash flows may be subject to adjustments due to changing economic prospects of borrowers or properties. The fair market value of collateral dependent loans is typically based on the appraised value of the property less estimated selling costs. The estimates are reviewed periodically, and any adjustments are recorded in the provision for credit losses in the periods in which the adjustments become known and loans are charged off to the extent they are deemed to be uncollectible. Because of the size of some loans, changes in estimates can have a significant impact on the provision for credit losses. The Company increases its allowance for credit losses by charging the provision for credit losses against income and by receiving recoveries of previously charged off loans. The Company decreases its allowance by crediting the provision for credit losses and recording loan charge-offs. The methodology for establishing the allowance for credit losses takes into consideration probable losses that have been identified in connection with the loans individually reviewed as well as the expected losses in each identified pool of loans that have not been individually reviewed. Although management believes that based on current conditions the allowance for credit losses is maintained at an appropriate amount to provide for the expected loan losses in the portfolio as of the balance sheet dates, future conditions may differ substantially from those anticipated in determining the allowance for credit losses and adjustments may be required in the future.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2024 COMPARED TO THE QUARTER ENDED MARCH 31, 2023

Net Income

Net income was $1.3 million for the first quarter of 2024, a decrease of $0.3 million compared to net income of $1.6 million for the first quarter of 2023. Diluted earnings per share for the first quarter of 2024 was $0.30, a decrease of $0.07 from diluted earnings per share of $0.37 for the first quarter of 2023. The decrease in net income between the periods was due primarily to a $0.8 million decrease in net interest income because of a decline in the net interest margin as a result of funding costs increasing faster than the yields on interest earning assets. This decrease in net income was partially offset by a $0.2 million decrease in the provision for credit losses due primarily to a decrease in the general reserves as a result of updating the historical vintage loan loss analysis during the quarter. Other non-interest expenses decreased $0.1 million primarily because of a decrease in compensation and benefits expense due to a reduction in incentive accruals. Income tax expense also decreased $0.2 million primarily because of the decrease in pre-tax income.

Net Interest Income

Net interest income was $7.3 million for the first quarter of 2024, a decrease of $0.8 million, or 10.0%, compared to $8.1 million for the first quarter of 2023. Interest income was $12.0 million for the first quarter of 2024, an increase of $2.1 million, or 21.0%, from $9.9 million for the first quarter of 2023. Interest income increased primarily because of the increase in the average yield earned on interest-earning assets between the periods and also because of the $50.3 million increase in the average interest-earning assets. The average yield earned on interest-earning assets was 4.36% for the first quarter of 2024, an increase of 56 basis points from 3.80% for the first quarter of 2023. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 5.00% increase in the prime interest rate over the past two years.

Interest expense was $4.7 million for the first quarter of 2024, an increase of $2.8 million, or 156.4%, compared to $1.9 million for the first quarter of 2023. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $44.9 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.88% for the first quarter of 2024, an increase of 111 basis points from 0.77% for the first quarter of 2023. The increase in the average rate paid is primarily related to the change in the types of funding sources as more brokered deposits and certificates of deposits were used as funding sources in the first quarter of 2024 than were used in the first quarter of 2023. These funding sources generally have higher interest rates than traditional checking and money market accounts. The increase in market interest rates as a result of the 5.00% increase in the federal funds rate over the past two years also contributed to the higher funding costs in the first quarter of 2024 when compared to the same period in 2023.

Net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2024 was 2.63%, a decrease of 46 basis points, compared to 3.09% for the first quarter of 2023. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

A summary of the Company’s net interest margin for the three-month periods ended March 31, 2024 and 2023 is as follows:

	For the three-month period ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$229,901	923	1.61%	$268,684	795	1.20%
Loans held for sale	1,853	29	6.21	1,216	18	6.04
Single family loans, net	264,791	2,877	4.37	208,127	1,951	3.80
Commercial loans, net	541,148	7,071	5.25	522,921	6,373	4.94
Consumer loans, net	41,502	709	6.87	45,784	661	5.85
Other	28,677	390	5.46	10,814	115	4.31
Total interest-earning assets	1,107,872	11,999	4.36	1,057,546	9,913	3.80

Interest-bearing liabilities:
Checking accounts	144,848	306	0.85	161,708	188	0.47
Savings accounts	106,312	28	0.11	120,741	26	0.09
Money market accounts	272,014	1,580	2.34	258,768	655	1.03
Retail certificate accounts	134,195	1,349	4.03	75,938	223	1.19
Wholesale certificate accounts	116,422	1,477	5.09	61,048	711	4.72
Customer escrows	0	0	0.00	6,393	32	2.00
Advances and other borrowings	231	3	5.71	1,219	15	4.86
Total interest-bearing liabilities	774,022			685,815
Non-interest checking	238,329			282,136
Other non-interest bearing liabilities	2,898			2,423
Total interest-bearing liabilities and non-interest bearing deposits	$1,015,249	4,743	1.88	$970,374	1,850	0.77
Net interest income		$7,256			$8,063
Net interest rate spread			2.48%			3.03%
Net interest margin			2.63%			3.09%

Provision for Credit Losses

The provision for credit losses was ($0.2) million for the first quarter of 2024, a decrease of $0.2 million compared to the provision for credit losses in the first quarter of 2023. The provision for credit losses decreased in the first quarter of 2024 primarily because of a decrease in the general reserve percentages used to calculate the allowance for credit losses as a result of updating the annual historical vintage loan loss analysis during the quarter. The provision for credit losses was also reduced as a result of the reduction in the required qualitative reserves due to perceived improvements in the forecasted economic conditions. These reductions were partially offset by an increase in the provision as a result of an increase in the allowance for credit losses attributable to loan growth.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluations. The collective reserve amount is assessed based on the size and risk characteristics of the various portfolio segments, past loss history, and other adjustments determined to have a potential impact on future credit losses.

A reconciliation of the Company’s allowance for credit losses on loans for the first quarters of 2024 and 2023 is summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Balance at January 1,	$11,824	10,277
Adoption of Accounting Standard Update (ASU) 2016-13	0	1,070
Provision	(208)	(32)
Charge offs:
Single family	(30)	0
Recoveries	0	27
Balance at March 31,	$11,586	11,342
Allocated to:
Collective allowance	$11,167	11,139
Individual allowance	419	203
	$11,586	11,342

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The transition to this ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease to retained earnings of $0.8 million as of the adoption date. In addition, a liability for $0.1 million was established for projected future losses on unfunded commitments on outstanding lines of credit upon adoption. The projected liability for unfunded commitments decreased $1,000 during the first quarter of 2024 and increased $24,000 during the first quarter of 2023.

Non-Interest Income

Non-interest income was $1.9 million for the first quarter of 2024, the same as it was for the first quarter of 2023. Fees and service charges decreased $0.1 million between the periods due primarily to a decrease in overdraft fees collected as a result of changes to the Company’s overdraft policy that were implemented in the first quarter of 2024. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of commercial loans that were being serviced for others. Gain on sales of loans decreased slightly between the periods because of a decrease in the margin realized on loans sold in the secondary market between the periods. These decreases were partially offset by a $0.1 million increase in other non-interest income due primarily to an increase in the income earned on the sales of uninsured investment products between the periods.

Non-Interest Expense

Non-interest expense was $7.6 million for the first quarter of 2024, a decrease of $0.1 million, or 1.8%, from $7.7 million for the first quarter of 2023. Compensation and benefits expense decreased $0.1 million primarily because of a reduction in incentive accruals between the periods. Occupancy and equipment expense decreased $0.1 million due primarily to a decrease in noncapitalized equipment costs between the periods. Other non-interest expense decreased slightly between the periods primarily because of a decrease in advertising costs. These decreases in non-interest expense were partially offset by a $0.1 million increase in professional services expense between the periods primarily because of an increase in legal and other audit related expenses. Data processing expenses increased slightly between the periods primarily because of an increase in core, mobile and on-line banking charges.

Income Taxes

Income tax expense was $0.5 million for the first quarter of 2024, a decrease of $0.2 million from $0.7 million for the first quarter of 2023. The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the two most recently completed quarters.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non‑performing loans:
Single family	$742	$762
Commercial real estate	462	493
Consumer	334	376
Commercial business	1,262	2,187
Total non-performing assets	$2,800	$3,818
Total as a percentage of total assets	0.24%	0.34%
Total as a percentage of total loans receivable	0.32%	0.44%
Allowance for credit losses to non-performing loans	413.78%	309.69%

Delinquency data:
Delinquencies (1)
30+ days	$1,632	$715
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.19%	0.08%
90+ days	0.00%	0.00%
(1) Excludes non-accrual loans.

Total non-performing assets were $2.8 million at March 31, 2024 and $3.8 million at December 31, 2023. The reduction in non-performing assets during the quarter was primarily related to $0.8 million of principal payments received on a non-performing loan relationship in the agriculture industry.

Dividends

The Company declared a quarterly dividend of 8 cents per share of common stock that was paid on March 6, 2024. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2024, the net cash provided by operating activities was $1.9 million. The Company collected $8.4 million in principal repayments on securities, received proceeds from maturing securities of $15.0 million, purchased securities of $15.0 million, received redemptions on FHLB stock of $0.6 million, and purchased $0.1 million of premises and equipment. Loans receivable increased $13.5 million, deposits increased $54.1 million, and customer escrows increased $1.2 million during the quarter. It also paid dividends to stockholders of $0.3 million and repaid borrowings of $13.2 million.

The Company has certificates of deposit with outstanding balances of $209.0 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. Federal Reserve Bank of Minneapolis borrowings could also be used to fund unanticipated outflows of certificates of deposit. Unpledged securities could also be pledged and used as collateral for additional borrowings with the FHLB or Federal Reserve Bank of Minneapolis.

The Company had seven deposit customers each with aggregate deposits greater than $5.0 million as of March 31, 2024. The $83.0 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. Federal Reserve Bank of Minneapolis borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company estimates that approximately 25.6% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at March 31, 2024. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. Federal Reserve Bank borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow $296.8 million from the FHLB at March 31, 2024 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $89.8 million from the Federal Reserve Bank of Minneapolis at March 31, 2024 based on the collateral value of the loans pledged. The Company also has the ability to pledge securities as collateral to increase the borrowing capacity of the Company by $108.2.

The Company’s primary source of cash is dividends from the Bank. At March 31, 2024, the Company had $15.9 million in cash. The primary use of cash by the Company is the payment of holding company level expenses including the payment of director and management fees, legal expenses and regulatory costs. The Company also uses cash to repurchase stock and pay any declared dividends. The Company plans to continue to fund its liquidity needs through dividends from the Bank, or if deemed prudent, by obtaining external capital.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on March 31, 2024.

(Dollars in thousands)	Market Value

Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,118,358	1,092,797	1,067,118	1,043,259	1,018,879
Total market-risk sensitive liabilities	976,425	926,621	887,075	854,038	826,112
Off-balance sheet financial instruments	(11)	0	0	216	418
Net market risk	$141,944	166,176	180,043	189,005	192,349
Percentage change from current market value	(21.16)%	(7.70)%	0.00%	4.98%	6.84%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 4% to 57%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 48%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Passbook accounts were assumed to prepay at an annual rate of 1%. Money market accounts were assumed to decay at an annual rate of between 14% and 46%. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 9%, 39% and 13%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve-month period ending March 31, 2025 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$(134)	(0.40)%
+100	(42)	(0.12)
0	0	0.00
-100	142	0.42
-200	(517)	(1.54)

The preceding table was prepared utilizing the Model Assumptions. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. The ability of many borrowers to service their debt may decrease in the event of a substantial increase in interest rates and could impact net interest income. The decrease in interest income in a rising rate environment is primarily because there are more deposits that would reprice to higher interest rates than there are loans and investments that would be repriced higher in the next twelve months. The decrease in net interest income in the 200 down environment relates primarily to the anticipated prepayments on mortgage loans held in the portfolio.

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

The risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC, under “Part 1, Item 1A. Risk Factors” could affect the Company’s financial performance and could cause its actual results for future periods to differ materially from its anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The Company did not purchase any of its own stock during the first quarter of 2024. The Company announced on March 1, 2023 that the Board of Directors had authorized the repurchase of up to $6.0 million of shares and $5.4 million remained available for repurchase at March 31, 2024. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

ITEM 6.	Exhibits.

INDEX TO EXHIBITS
Exhibit		Filing Status
Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2024, filed with the Securities and Exchange Commission on May 7, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Stockholders’ Equity for the Three Month Periods Ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	May 7, 2024	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 7, 2024	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)