Form 10-Q
period 2024-06-30
HMN FINANCIAL INC
filed 2024-08-06
CIK 921183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2024
Common stock, $0.01 par value	4,464,952

HMN FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1 : Financial Statements

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$13,663	11,151
Securities available for sale:
Mortgage-backed and related securities (amortized cost $161,951 and $179,366)	144,991	161,414
Other marketable securities (amortized cost $54,330 and $54,112)	54,031	53,680
Total securities available for sale	199,022	215,094

Loans held for sale	2,861	1,006
Loans receivable, net	864,698	845,692
Accrued interest receivable	3,982	3,553
Mortgage servicing rights, net	2,643	2,709
Premises and equipment, net	15,623	15,995
Goodwill	0	802
Prepaid expenses and other assets	3,967	3,962
Deferred tax asset, net	7,088	7,171
Total assets	$1,113,547	1,107,135

Liabilities and Stockholders’ Equity
Deposits	$983,244	976,793
Federal Home Loan Bank advances and Federal Reserve borrowings	10,800	13,200
Accrued interest payable	3,903	2,399
Customer escrows	1,993	2,246
Accrued expenses and other liabilities	3,264	4,790
Total liabilities	1,003,204	999,428
Commitments and contingencies
Stockholders’ equity:
Serial-preferred stock ($.01 par value): authorized 500,000 shares; issued 0	0	0
Common stock ($.01 par value): authorized 16,000,000 shares; issued 9,128,662 outstanding 4,464,952 and 4,457,905	91	91
Additional paid-in capital	41,280	41,235
Retained earnings, subject to certain restrictions	143,782	142,278
Accumulated other comprehensive loss	(12,367)	(13,191)
Unearned employee stock ownership plan shares	(772)	(870)
Treasury stock, at cost 4,663,710 and 4,670,757 shares	(61,671)	(61,836)
Total stockholders’ equity	110,343	107,707
Total liabilities and stockholders’ equity	$1,113,547	1,107,135

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans receivable	$11,104	9,619	21,790	18,622
Securities available for sale:
Mortgage-backed and related	473	600	987	1,252
Other marketable	558	200	967	343
Other	445	78	835	193
Total interest income	12,580	10,497	24,579	20,410

Interest expense:
Deposits	5,070	2,549	9,810	4,352
Customer escrows	0	23	0	55
Advances and other borrowings	18	197	21	212
Total interest expense	5,088	2,769	9,831	4,619

Net interest income	7,492	7,728	14,748	15,791

Provision for credit losses	(306)	256	(515)	248
Net interest income after provision for credit losses	7,798	7,472	15,263	15,543

Non-interest income:
Fees and service charges	764	831	1,496	1,638
Loan servicing fees	386	391	774	791
Gain on sales of loans	633	334	927	629
Other	427	418	920	844
Total non-interest income	2,210	1,974	4,117	3,902

Non-interest expense:
Compensation and benefits	4,420	4,459	9,117	9,264
Occupancy and equipment	880	914	1,732	1,864
Data processing	579	545	1,114	1,050
Professional services	750	292	1,071	529
Goodwill impairment charge	802	0	802	0
Other	1,234	1,247	2,380	2,443
Total non-interest expense	8,665	7,457	16,216	15,150
Income before income tax expense	1,343	1,989	3,164	4,295
Income tax expense	373	568	876	1,240
Net income	970	1,421	2,288	3,055
Other comprehensive income, net of tax	832	705	824	2,951
Comprehensive income available to common stockholders	$1,802	2,126	3,112	6,006
Basic earnings per share	$0.22	0.33	0.53	0.70
Diluted earnings per share	$0.22	0.32	0.52	0.70

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, March 31, 2024	$91	41,232	143,248	(13,199)	(821)	(61,727)	108,824
Net income			970				970
Other comprehensive income				832			832
Dividends paid to stockholders ($0.10 per share)			(436)				(436)
Restricted stock awards		(56)				56	0
Amortization of restricted stock awards		47					47
Earned employee stock ownership plan shares		57			49		106
Balance, June 30, 2024	$91	41,280	143,782	(12,367)	(772)	(61,671)	110,343

Balance, December 31, 2023	$91	41,235	142,278	(13,191)	(870)	(61,836)	107,707
Net income			2,288				2,288
Other comprehensive income				824			824
Dividends paid to stockholders ($0.18 per share)			(784)				(784)
Restricted stock awards		(166)				166	0
Stock awards withheld for tax withholding						(1)	(1)
Amortization of restricted stock awards		96					96
Earned employee stock ownership plan shares		115			98		213
Balance, June 30, 2024	$91	41,280	143,782	(12,367)	(772)	(61,671)	110,343

					Unearned
					Employee
				Accumulated	Stock		Total
		Additional		Other	Ownership		Stock-
	Common	Paid-In	Retained	Comprehensive	Plan	Treasury	Holders’
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance, March 31, 2023	$91	40,975	138,952	(17,515)	(1,014)	(61,267)	100,222
Net income			1,421				1,421
Other comprehensive income				705			705
Dividends paid to stockholders ($0.08 per share)			(348)				(348)
Restricted stock awards		(60)				60	0
Amortization of restricted stock awards		57					57
Earned employee stock ownership plan shares		47			48		95
Balance, June 30, 2023	$91	41,019	140,025	(16,810)	(966)	(61,207)	102,152

Balance, December 31, 2022	$91	41,013	138,409	(19,761)	(1,063)	(61,353)	97,336
Net income			3,055				3,055
Other comprehensive income				2,951			2,951
Adoption of ASU 2016-13 (see Note 3)			(830)				(830)
Dividends paid to stockholders ($0.14 per share)			(609)				(609)
Restricted stock awards		(210)				210	0
Stock awards withheld for tax withholding						(64)	(64)
Amortization of restricted stock awards		111					111
Earned employee stock ownership plan shares		105			97		202
Balance, June 30, 2023	$91	41,019	140,025	(16,810)	(966)	(61,207)	102,152

See accompanying notes to consolidated financial statements (unaudited).

HMN FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$2,288	3,055
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	(515)	248
Depreciation	540	563
Amortization of premiums, net	150	402
Amortization of deferred loan fees	(74)	(90)
Amortization of mortgage servicing rights and servicing costs	422	412
Capitalized mortgage servicing rights	(356)	(215)
Deferred income tax expense	(219)	0
Losses (gains) recognized on equity securities, net	21	(62)
Gains on sale of premises and equipment	0	(9)
Gain on sales of loans	(927)	(629)
Proceeds from sales of loans held for sale	40,841	25,550
Disbursements on loans held for sale	(37,418)	(23,232)
Amortization of restricted stock awards	96	111
Amortization of unearned Employee Stock Ownership Plan shares	98	97
Earned Employee Stock Ownership Plan shares priced above original cost	115	105
Increase in accrued interest receivable	(429)	(392)
Increase in accrued interest payable	1,504	817
Goodwill impairment charge	802	0
Increase in other assets	(150)	(82)
Decrease in other liabilities	(1,509)	(1,858)
Other, net	(2)	(1)
Net cash provided by operating activities	5,278	4,790
Cash flows from investing activities:
Principal collected on securities available for sale	17,047	18,554
Proceeds collected on maturities of securities available for sale	20,000	5,000
Purchases of securities available for sale	(20,000)	(5,013)
Purchase of Federal Home Loan Bank stock	(817)	(5,318)
Redemption of Federal Home Loan Bank stock	918	4,297
Net increase in loans receivable	(22,759)	(53,543)
Proceeds from sale of premises	0	42
Purchases of premises and equipment	(168)	(386)
Net cash used by investing activities	(5,779)	(36,367)
Cash flows from financing activities:
Increase (decrease) in deposits	6,451	(11,214)
Stock awards withheld for tax withholding	(1)	(64)
Dividends to stockholders	(784)	(609)
Proceeds from borrowings	18,000	128,120
Repayment of borrowings	(20,400)	(103,420)
Decrease in customer escrows	(253)	(4,261)
Net cash provided by financing activities	3,013	8,552
Increase (decrease) in cash and cash equivalents	2,512	(23,025)
Cash and cash equivalents, beginning of period	11,151	36,259
Cash and cash equivalents, end of period	$13,663	13,234
Supplemental cash flow disclosures:
Cash paid for interest	$8,327	3,803
Cash paid for income taxes	1,216	1,702
Supplemental noncash flow disclosures:
Loans transferred to loans held for sale	4,343	2,320
Transfer of loans to real estate	0	220

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

The unaudited consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission (SEC) on March 19, 2024. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results which may be expected for the entire year.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

(3) Proposed Merger with Alerus Financial Corporation (Nasdaq: ALRS)

On May 14, 2024, HMN entered into an Agreement and Plan of Merger (the merger agreement) with Alerus Financial Corporation, a Delaware corporation (Alerus), pursuant to which HMN will merge into Alerus, with Alerus as the surviving corporation (the merger). Subject to the terms and conditions of the merger Agreement, at the effective time of the merger, HMN stockholders will have the right to receive 1.25 (the exchange ratio) shares of common stock of Alerus for each share of common stock of HMN. The exchange ratio is subject to potential downward adjustment if HMN’s stockholders’ equity as of the closing date of the merger is less than a specified stockholders’ equity threshold, as described in the merger agreement. Holders of options to purchase shares of HMN common stock and holders of restricted HMN common stock will have such options or restricted stock vest immediately prior to the merger. The shares of HMN common stock issued upon exercise of such stock options and the shares of HMN common stock that are vested will receive the same exchange ratio consideration as the HMN stockholders, as described in the merger agreement. It is anticipated that Home Federal Savings Bank will be merged with and into Alerus’ banking subsidiary, Alerus Financial, National Association, immediately following the completion of the merger. The merger agreement was unanimously approved by the Board of Directors of each of HMN and Alerus.

The merger agreement contains customary representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction. The parties expect the merger to be completed in the fourth quarter of 2024, subject to the satisfaction of customary closing conditions in the merger agreement and the approval of the appropriate regulatory authorities and of the stockholders of each of HMN and Alerus.

The Company has incurred $0.5 million of merger related expenses for the three months ended June 30, 2024, primarily related to legal, accounting, and other professional service costs, which are included in the Consolidated Statements of Comprehensive Income. The Company expects to incur additional merger related costs through the closing of the merger.

(4) New Accounting Standards

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

(5) Fair Value Measurements

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

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market and are used only to the extent that observable inputs are not available. These non-observable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table summarizes the assets and off balance sheet financial instruments of the Company for which fair values are determined on a recurring basis as of June 30, 2024 and December 31, 2023.

	Carrying Value at June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$199,022	0	199,022	0
Equity securities	362	0	362	0
Commitments to extend credit	(18)	0	(18)	0
Total	$199,366	0	199,366	0

	Carrying Value at December 31, 2023
Securities available for sale	$215,094	0	215,094	0
Equity securities	382	0	382	0
Commitments to extend credit	7	0	7	0
Total	$215,483	0	215,483	0

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of the lower-of-cost-or-market accounting or write-downs of individual assets. The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2024 and December 31, 2023.

	Carrying Value at June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Three Months Ended June 30, 2024 Total Gains	Six Months Ended June 30, 2024 Total Gains
Loans held for sale	$2,861	0	2,861	0	8	18
Mortgage servicing rights, net	2,643	0	0	2,643	0	0
Collateral dependent loans	3,172	0	3,172	0	4	12
Total	$8,676	0	6,033	2,643	12	30

	Carrying Value at December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Year Ended December 31, 2023 Total Losses
Loans held for sale	$1,006	0	1,006	0	(26)
Mortgage servicing rights, net	2,709	0	0	2,709	0
Collateral dependent loans	3,856	0	3,856	0	(287)
Total	$7,571	0	4,862	2,709	(313)

(6) Fair Value of Financial Instruments

ASC 825, Disclosures about Fair Values of Financial Instruments requires interim reporting period disclosure of the estimated fair values of the Company’s financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 2024 and December 31, 2023 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The estimated fair value of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are shown below. Following the table there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

	June 30, 2024						December 31, 2023
			Fair Value Hierarchy
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount
Financial assets:
Cash and cash equivalents	$13,663	13,663	13,663				11,151	11,151
Securities available for sale	199,022	199,022		199,022			215,094	215,094
Equity securities	362	362		362			382	382
Loans held for sale	2,861	2,861		2,861			1,006	1,006
Loans receivable, net	864,698	801,215		801,215			845,692	778,952
Federal Home Loan Bank stock	1,151	1,151		1,151			1,252	1,252
Accrued interest receivable	3,982	3,982		3,982			3,553	3,553
Mortgage servicing assets	2,643	6,692			6,692		2,709	6,539

Financial liabilities:
Deposits	983,244	982,021		982,021			976,793	975,963
FHLB advances and other borrowings	10,800	10,800		10,800			13,200	13,200
Accrued interest payable	3,903	3,903		3,903			2,399	2,399

Off-balance sheet financial instruments:
Commitments to extend credit	(18)	(18)				149,438	7	7	167,447
Commitments to sell loans	1	1				9,371	(17)	(17)	3,078

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

(7) Other Comprehensive Income

Other comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains or losses on securities available for sale. The components of other comprehensive income and the related tax effects were as follows:

	For the Three Months Ended June 30,
(Dollars in thousands)	2024			2023
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect(1)	Net of Tax
Unrealized gains arising during the period	$1,137	305	832	106	(599)	705
Other comprehensive income	$1,137	305	832	106	(599)	705

	For the Six Months Ended June 30,
(Dollars in thousands)	2024			2023
Securities available for sale:	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect(1)	Net of Tax
Unrealized gains arising during the period	$1,125	301	824	2,952	1	2,951
Other comprehensive income	$1,125	301	824	2,952	1	2,951

(1)

The tax effect on gross unrealized gains was impacted by a change in the effective tax rate used in the second quarter of 2023 to allocate the total unrealized gains on securities between the deferred tax asset and other comprehensive income.

(8)	Securities Available For Sale

The following table shows the gross unrealized losses and fair values for the securities available for sale portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Mortgage backed securities:
Federal National Mortgage Association (FNMA)	0	$0	0	34	$78,291	(8,882)	$78,291	(8,882)
Federal Home Loan Mortgage Corporation (FHLMC)	0	0	0	24	66,672	(8,076)	66,672	(8,076)
Collateralized mortgage obligations:
FNMA	0	0	0	1	28	(2)	28	(2)
Other marketable securities:
U.S. Government agency obligations	6	29,587	(82)	4	19,783	(222)	49,370	(304)
Total temporarily impaired securities	6	$29,587	(82)	63	$164,774	(17,182)	$194,361	(17,264)

	Less Than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	# of Investments	Fair Value	Unrealized Losses	# of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Mortgage backed securities:
FNMA	0	$0	0	34	$87,133	(9,704)	$87,133	(9,704)
FHLMC	0	0	0	24	74,249	(8,246)	74,249	(8,246)
Collateralized mortgage obligations:
FNMA	0	0	0	1	32	(2)	32	(2)
Other marketable securities:
U.S. government agency obligations	1	5,000	(9)	7	34,456	(543)	39,456	(552)
Total temporarily impaired securities	1	$5,000	(9)	66	$195,870	(18,495)	$200,870	(18,504)

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

As of June 30, 2024, the Company did not consider the unrealized losses on its securities available for sale to be attributable to credit-related factors. All of the Company’s investments are issued by U.S. government agencies, are implicitly guaranteed by the U.S. government, and have a long history of no credit losses. The unrealized losses on impaired securities are the result of changes in interest rates. As a result, there was no allowance for credit losses required on available for sale debt securities in an unrealized loss position at June 30, 2024. During the three- and six-month periods ended June 30, 2024 and June 30, 2023, there were no sales of securities.

A summary of securities available for sale at June 30, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Mortgage-backed securities:
FNMA	$87,173	0	(8,882)	78,291
FHLMC	74,748	0	(8,076)	66,672
Collateralized mortgage obligations:
FNMA	30	0	(2)	28
	161,951	0	(16,960)	144,991
Other marketable securities:
U.S. Government agency obligations	54,330	5	(304)	54,031
	54,330	5	(304)	54,031
	$216,281	5	(17,264)	199,022

December 31, 2023
Mortgage-backed securities:
FNMA	$96,837	0	(9,704)	87,133
FHLMC	82,495	0	(8,246)	74,249
Collateralized mortgage obligations:
FNMA	34	0	(2)	32
	179,366	0	(17,952)	161,414
Other marketable securities:
U.S. Government agency obligations	54,112	120	(552)	53,680
	54,112	120	(552)	53,680
	$233,478	120	(18,504)	215,094

The following table indicates amortized cost and estimated fair value of securities available for sale at June 30, 2024 based upon contractual maturity adjusted for scheduled repayments of principal and projected prepayments of principal based upon current economic conditions and interest rates.

(Dollars in thousands)	Amortized Cost	Fair Value
Due less than one year	$58,325	54,654
Due after one year through five years	127,436	117,044
Due after five years through fifteen years	30,518	27,322
Due after fifteen years	2	2
Total	$216,281	199,022

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of securities available for sale. Accrued interest receivable on securities available for sale was reported as a component of accrued interest receivable on the consolidated balance sheet, totaled $0.7 million at June 30, 2024 and $0.5 million at December 31, 2023, and was excluded from the estimated credit losses.

The Company had available for sale securities pledged as collateral for customer deposits in excess of the $250,000 insurance limit of the Federal Deposit Insurance Corporation. The securities pledged had a fair market value of $39.5 million and $41.6 million at June 30, 2024 and December 31, 2023, respectively.

(9) Loans Receivable, Net

A summary of loans receivable at June 30, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Single family	$265,077	264,303
Commercial real estate:
Real estate rental and leasing	279,734	271,531
Other	223,087	218,422
	502,821	489,953
Consumer	41,792	42,734
Commercial business	66,943	61,118
Total loans	876,633	858,108
Less:
Unamortized discounts	14	15
Net deferred loan fees	629	577
Allowance for credit losses	11,292	11,824
Total loans receivable, net	$864,698	845,692

(10) Allowance for Credit Losses and Credit Quality Information

The allowance for credit losses is summarized as follows:

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2024:
Balance, March 31, 2024	$1,215	7,420	496	2,455	11,586
Provision for losses	(83)	(94)	(56)	(74)	(307)
Charge-offs	0	0	(8)	(9)	(17)
Recoveries	30	0	0	0	30
Balance, June 30, 2024	$1,162	7,326	432	2,372	11,292

For the six months ended June 30, 2024:
Balance, December 31, 2023	$1,426	7,514	607	2,277	11,824
Provision for losses	(264)	(188)	(167)	104	(515)
Charge-offs	(30)	0	(8)	(9)	(47)
Recoveries	30	0	0	0	30
Balance, June 30, 2024	$1,162	7,326	432	2,372	11,292

Allocated to:
Individual allowance	$28	0	103	297	428
Collective allowance	1,398	7,514	504	1,980	11,396
Balance, December 31, 2023	$1,426	7,514	607	2,277	11,824

Allocated to:
Individual allowance	$26	2	88	292	408
Collective allowance	1,136	7,324	344	2,080	10,884
Balance, June 30, 2024	$1,162	7,326	432	2,372	11,292

Loans receivable at December 31, 2023:
Individually reviewed for impairment	$979	668	425	2,212	4,284
Collectively reviewed for impairment	263,324	489,285	42,309	58,906	853,824
Ending balance	$264,303	489,953	42,734	61,118	858,108

Loans receivable at June 30, 2024:
Individually reviewed for impairment	$806	1,199	320	1,255	3,580
Collectively reviewed for impairment	264,271	501,622	41,472	65,688	873,053
Ending balance	$265,077	502,821	41,792	66,943	876,633

(Dollars in thousands)	Single Family	Commercial Real Estate	Consumer	Commercial Business	Total
For the three months ended June 30, 2023:
Balance, March 31, 2023	$959	7,561	620	2,202	11,342
Provision for losses	284	304	(12)	(376)	200
Charge-offs	0	0	(27)	0	(27)
Recoveries	0	0	1	1	2
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517

For the six months ended June 30, 2023:
Balance, December 31, 2022	$1,261	7,026	1,058	932	10,277
January 1, 2023 adoption of ASU 2016-13	(259)	512	(485)	1,302	1,070
Provision for losses	240	327	35	(434)	168
Charge-offs	0	0	(27)	0	(27)
Recoveries	1	0	1	27	29
Balance, June 30, 2023	$1,243	7,865	582	1,827	11,517

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $3.3 million at June 30, 2024 and $3.0 million at December 31, 2023 and is excluded from the estimated credit losses.

In addition to the ACL on loans, the Company has established an ACL on unfunded commitments that is included in other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments. This amount is determined quarterly based on an estimate of outstanding commitments that are anticipated to be funded and multiplying those amounts by the loss rate for their loan category. The allowance for unfunded commitments was not material at June 30, 2024 and was $0.1 million at December 31, 2023.

The provision for credit losses is determined by the Company as the amount to be added to the ACL for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. No provision for credit losses was recorded on available-for-sale investment securities in the three- or six-month periods ended June 30, 2024 and 2023.

The following table presents the components of the provision for credit losses for the three- and six-month periods ended June 30, 2024 and 2023.

(Dollars in thousands)	Three months ended June 30, 2024	Six months ended June 30, 2024
Provision for credit losses on:
Loans	$(307)	(515)
Unfunded commitments	1	0
Total	$(306)	(515)

(Dollars in thousands)	Three months ended June 30, 2023	Six month ended June 30, 2023
Provision for credit losses on:
Loans	$200	168
Unfunded commitments	56	80
Total	$256	248

The following table presents total loans by risk categories and year of origination as of June 30, 2024:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Single family
Unclassified	$16,747	79,057	55,049	59,804	29,750	23,060	0	263,467
Special Mention	0	0	285	0	0	0	0	285
Substandard	0	0	519	0	76	696	0	1,291
Doubtful	0	0	0	0	0	34	0	34
Loss	0	0	0	0	0	0.	0	0
	16,747	79,057	55,853	59,804	29,826	23,790	0	265,077

Current period gross write offs	0	0	0	0	0	30	0	30

Commercial Real Estate
Unclassified	31,221	66,869	178,156	98,204	62,177	21,131	0	457,758
Special Mention	691	1,930	14,871	2,162	6,934	997	0	27,585
Substandard	999	90	214	857	13,777	1,541	0	17,478
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	32,911	68,889	193,241	101,223	82,888	23,669	0	502,821

Consumer
Unclassified	6,562	6,875	6,053	1,219	1,692	5,800	13,253	41,454
Special Mention	40	0	0	0	0	0	0	40
Substandard	0	7	0	106	0	87	17	217
Doubtful	0	13	0	0	0	0	19	32
Loss	0	3	0	12	0	0	34	49
	6,602	6,898	6,053	1,337	1,692	5,887	13,323	41,792
Current period gross write offs	0	6	2	0	0	0	0	8

Commercial Business
Unclassified	2,716	11,118	5,970	2,702	2,317	339	35,910	61,072
Special Mention	202	876	0	0	393	0	1,800	3,271
Substandard	1,673	113	425	132	4	22	231	2,600
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	4,591	12,107	6,395	2,834	2,714	361	37,941	66,943

Current period gross write offs	0	0	0	0	0	9	0	9

Total Loans	$60,851	166,951	261,542	165,198	117,120	53,707	51,264	876,633

The following table presents total loans by risk categories and year of origination as of December 31, 2023:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Single family
Unclassified	$81,070	59,474	62,690	33,637	10,915	14,635	0	262,421
Special Mention	0	511	0	0	0	0	0	511
Substandard	64	546	0	79	182	462	0	1,333
Doubtful	0	0	0	0	24	14	0	38
Loss	0	0	0	0	0	0	0	0
	81,134	60,531	62,690	33,716	11,121	15,111	0	264,303

Commercial Real Estate
Unclassified	64,688	187,320	109,729	75,754	14,531	9,603	0	461,625
Special Mention	1,026	7,756	2,188	371	0	1,016	0	12,357
Substandard	2,225	388	292	10,867	637	1,562	0	15,971
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	67,939	195,464	112,209	86,992	15,168	12,181	0	489,953

Consumer
Unclassified	9,913	7,583	1,606	1,870	2,369	4,778	14,170	42,289
Special Mention	20	0	0	0	0	0	0	20
Substandard	8	26	52	0	3	113	30	232
Doubtful	15	0	0	0	0	0	19	34
Loss	3	0	116	0	0	0	40	159
	9,959	7,609	1,774	1,870	2,372	4,891	14,259	42,734
Current period gross write offs	0	1	0	0	0	49	0	50

Commercial Business
Unclassified	12,404	6,967	3,539	3,317	217	288	30,160	56,892
Special Mention	0	0	0	0	0	0	0	0
Substandard	1,703	483	152	104	11	31	1,742	4,226
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0
	14,107	7,450	3,691	3,421	228	319	31,902	61,118
Current period gross write offs	174	0	0	0	0	0	160	334

Total Loans	$173,139	271,054	180,364	125,999	28,889	32,502	46,161	858,108

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

Classified loans are categorized as special mention, substandard, doubtful, and loss. Loans classified as substandard, doubtful, or loss require the Bank to perform an analysis of the individual loan and charge off any loans, or portion thereof, that are deemed uncollectible. Loans not meeting the criteria to require an individual analysis that are not classified as special mention are considered to be unclassified or pass-rated loans.

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

The aging of past due loans at June 30, 2024 and December 31, 2023 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2024
Single family	$2,689	571	189	3,449	261,628	265,077	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	279,734	279,734	0
Other	0	0	0	0	223,087	223,087	0
Consumer	131	176	40	347	41,445	41,792	0
Commercial business	11	18	0	29	66,914	66,943	0
Total	$2,831	765	229	3,825	872,808	876,633	0

December 31, 2023
Single family	$453	71	363	887	263,416	264,303	0
Commercial real estate:
Real estate rental and leasing	0	0	0	0	271,531	271,531	0
Other	0	0	399	399	218,023	218,422	0
Consumer	361	92	57	510	42,224	42,734	0
Commercial business	0	309	812	1,121	59,997	61,118	0
Total	$814	472	1,631	2,917	855,191	858,108	0

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

The following table presents the carrying value of and related allowances for collateral dependent individually analyzed loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance recorded:
Single family	$623	623	0	758	758	0
Commercial real estate:
Other	634	634	0	668	668	0
Consumer	216	216	0	306	306	0
Loans with an allowance recorded:
Single family	183	183	26	221	221	28
Commercial real estate:
Other	565	565	2	0	0	0
Consumer	104	104	88	119	119	103
Commercial business	1,255	1,589	292	2,212	2,546	297
Total:
Single family	806	806	26	979	979	28
Commercial real estate:
Other(1)	1,199	1,199	2	668	668	0
Consumer(2)	320	320	88	425	425	103
Commercial business(3)	1,255	1,589	292	2,212	2,546	297
	$3,580	3,914	408	4,284	4,618	428

(1) Secured by commercial land.

(2) Secured by second mortgages on single family housing and autos.

(3) Secured by business equipment.

At June 30, 2024 and December 31, 2023, non-accruing loans totaled $3.2 million and $3.8 million, respectively, for which the related allowance for credit losses was $0.4 million for both periods. All of the interest income recognized for non-accruing loans was recognized using the cash basis method of income recognition. Non-accruing loans for which no specific allowance has been recorded because management determined that the value of the collateral was sufficient to repay the loan totaled $1.1 million and $1.3 million at June 30, 2024 and December 31, 2023, respectively.

The non-accrual loans at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Single family	$590	$762
Commercial real estate:
Other	1,025	493
Consumer	320	376
Commercial business	1,255	2,187
	$3,190	$3,818

There were two loans totaling less than $0.1 million in the process of foreclosure at June 30, 2024. There were no loans in the process of foreclosure at December 31, 2023.

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

The Company had no loan modifications to borrowers experiencing financial difficulties in the second quarter 2024 or 2023. At June 30, 2024, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose loan terms have been previously restructured. During the quarter ended June 30, 2024, there were no defaults on loans that had been modified during the 12 months ended June 30, 2024 for borrowers experiencing financial difficulty.

(11) Intangible Assets

The Company’s intangible assets consist of goodwill and mortgage servicing rights. A summary of mortgage servicing rights activity is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$2,709	2,986	2,986
Originations	356	555	215
Amortization	(422)	(832)	(412)
Balance, end of period	$2,643	2,709	2,789
Fair value of mortgage servicing rights	$6,692	6,539	6,388

All of the loans sold where the Company continues to service the loans are serviced for FNMA under the individual loan sale program. The following is a summary of the risk characteristics of the loans being serviced for FNMA at June 30, 2024:

		Weighted	Weighted
	Loan	Average	Average
	Principal	Interest	Remaining	Number
(Dollars in thousands)	Balance	Rate	Term (months)	of Loans
Original term 15 year fixed rate	$85,533	2.97%	123	906
Original term 30 year fixed rate	455,200	4.05	301	2,700

Amortization expense for intangible assets was $0.4 million for both the six-month periods ended June 30, 2024 and 2023. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2024 and December 31, 2023 is presented in the following table.

	Gross			Unamortized
	Carrying	Accumulated	Impairment	Intangible
(Dollars in thousands)	Amount	Amortization	Charge	Assets
June 30, 2024
Mortgage servicing rights	$6,445	(3,802)	0	2,643
Goodwill	802	0	(802)	0
Total	$7,247	(3,802)	(802)	2,643

December 31, 2023
Mortgage servicing rights	$6,226	(3,517)	0	2,709
Goodwill	802	0	0	802
Total	$7,028	(3,517)	0	3,511

The following table indicates the estimated future amortization expense for mortgage servicing rights:

(Dollars in thousands)	Mortgage Servicing Rights
Year ending December 31,
2024	$378
2025	698
2026	608
2027	441
2028	265
Thereafter	253
Total	$2,643

The projection of amortization is based on existing asset balances and the existing interest rate environment as of June 30, 2024. The Company’s actual experience may be significantly different depending upon changes in mortgage interest rates and other market conditions.

No amortization expense relating to goodwill is recorded as GAAP does not allow goodwill to be amortized but requires that it be tested for impairment at least annually, or sooner, if there are indications that impairment may exist. Goodwill was evaluated for impairment at December 31, 2023, and it was determined that goodwill was not impaired. Due primarily to the exchange ratio in the merger agreement as well as our stock price being below book value during the second quarter of 2024 a triggering event was identified by management which required an interim goodwill impairment analysis. The Company assessed its goodwill utilizing a quantitative impairment test and determined it was more likely than not the fair value of the Company was less than the carrying amount as of June 30, 2024. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $0.8 million effective June 30, 2024.

(12) Leases

The Company accounts for its leases in accordance with ASC Topic 842. Operating lease right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. Because the Company only has operating leases and the right-of-use asset is offset by a lease payment obligation liability, the straight line expense of lease payments over the terms of the leases are the only amounts that are recorded in occupancy expense in the consolidated statements of comprehensive income.

The Company’s leases relate to office space and bank branches with remaining lease terms between two and forty-one months. Certain leases contain extension options which typically range from three to ten years. Because these extension options are not considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2024 a $0.2 million right-of-use asset and an offsetting lease payment obligation liability were recorded on the consolidated balance sheet in other assets and other liabilities, respectively. Operating lease costs were $0.1 million for the three- and six-month periods ended June 30, 2024 and 2023.

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	55	118	110
Weighted-average remaining lease term – operating leases, in years	1.9	2.4	1.9	2.4
Weighted-average discount rate – operating leases	2.80%	2.67%	2.80%	2.67%

The table below summarizes the maturity of remaining lease liabilities at June 30, 2024:

(Dollars in thousands)	June 30, 2024
2024	$96
2025	58
2026	27
2027	25
2028	0
Total lease payments	206
Less: Interest	$(6)
Present value of lease liabilities	200

(13) Earnings per Common Share

The following table reconciles the weighted average shares outstanding and the earnings available to common stockholders used for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Weighted average number of common shares outstanding used in basic earnings per common share calculation	4,352,016	4,346,778	4,347,868	4,342,872
Net dilutive effect of:
Restricted stock awards and options	26,800	27,650	26,562	28,385
Weighted average number of shares outstanding adjusted for effect of dilutive securities	4,378,816	4,374,428	4,374,430	4,371,257
Income available to common stockholders	$970	1,421	2,288	3,055
Basic earnings per common share	$0.22	0.33	0.53	0.70
Diluted earnings per common share	$0.22	0.32	0.52	0.70

(14) Regulatory Capital and Oversight

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

The Bank’s average total assets and adjusted total assets for the second quarter of 2024 were both $1.2 billion and its risk-weighted assets were $899.1 million. The following table presents the Bank’s capital amounts and ratios at June 30, 2024 for actual capital, required capital and excess capital, including ratios in order to qualify as being well capitalized under the prompt corrective actions regulations.

	Actual		Required to be Adequately Capitalized		Excess Capital		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
June 30, 2024
Common equity Tier 1 capital	$107,335	11.94%	$40,460	4.50%	$66,875	7.44%	$58,442	6.50%
Tier 1 leverage	107,335	9.28	46,276	4.00	61,059	5.28	57,844	5.00
Tier 1 risk-based capital	107,335	11.94	53,947	6.00	53,388	5.94	71,929	8.00
Total risk-based capital	118,575	13.19	71,929	8.00	46,646	5.19	89,911	10.00

(1) Based upon the Bank’s adjusted total assets for the purpose of the Tier 1 leverage capital ratio and risk-weighted assets for the purpose of the risk-based capital ratios.

The Bank must maintain a capital conservation buffer of 2.50% composed of common equity Tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Management believes that, as of June 30, 2024, the Bank’s capital ratios were in excess of those quantitative capital ratio standards set forth under the current prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Bank will continue to maintain such status in the future. The Office of the Comptroller of the Currency has extensive discretion in its supervisory and enforcement activities and can adjust the requirement to be well-capitalized in the future.

(15) Stockholders’ Equity

The Company did not repurchase any shares of its common stock in the open market during the first six-months of 2024. At June 30, 2024, the Company was authorized to repurchase $5.4 million of its common stock under the existing share repurchase program. The merger agreement restricts the Company from purchasing any additional shares of common stock through the merger date. The Company declared a quarterly cash dividend of 10 cents per share of common stock outstanding that was paid to stockholders on June 7, 2024. The merger agreement allows for quarterly dividends to be paid to stockholders in the ordinary course of business, however, during the quarter in which the closing date occurs, the Company quarterly dividend can’t be paid if the payment would result in the stockholders of the Company receiving more than one quarter dividend from the Company and the Acquiror during that fiscal quarter.

(16) Commitments and Contingencies

The Bank issues standby letters of credit which guarantee the performance of customers to third parties. The standby letters of credit issued and available at June 30, 2024 were approximately $8.9 million, expire over the next nineteen months, and are collateralized primarily with commercial real estate mortgages. Since the conditions under which the Bank is required to fund the standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

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

(Dollars in thousands)	Home Federal Savings Bank	Other	Eliminations	Consolidated Total
At or for the six months ended June 30, 2024:
Interest income – external customers	$24,579	0	0	24,579
Non-interest income – external customers	4,117	0	0	4,117
Intersegment interest income	0	175	(175)	0
Intersegment non-interest income	143	2,645	(2,788)	0
Interest expense	10,006	0	(175)	9,831
Provision for credit losses	(515)	0	0	(515)
Non-interest expense	15,712	647	(143)	16,216
Income tax expense (benefit)	991	(115)	0	876
Net income	2,645	2,288	(2,645)	2,288
Total assets	1,113,440	110,610	(110,503)	1,113,547
At or for the six months ended June 30, 2023:
Interest income – external customers	$20,410	0	0	20,410
Non-interest income – external customers	3,902	0	0	3,902
Intersegment interest income	0	140	(140)	0
Intersegment non-interest income	130	3,287	(3,417)	0
Interest expense	4,759	0	(140)	4,619
Provision for credit losses	248	0	0	248
Non-interest expense	14,847	433	(130)	15,150
Income tax expense (benefit)	1,301	(61)	0	1,240
Net income	3,287	3,055	(3,287)	3,055
Total assets	1,109,224	102,234	(102,091)	1,109,367
At or for the quarter ended June 30, 2024:
Interest income – external customers	$12,580	0	0	12,580
Non-interest income – external customers	2,210	0	0	2,210
Intersegment interest income	0	87	(87)	0
Intersegment non-interest income	72	1,213	(1,285)	0
Interest expense	5,175	0	(87)	5,088
Provision for credit losses	(306)	0	0	(306)
Non-interest expense	8,323	414	(72)	8,665
Income tax expense (benefit)	457	(84)	0	373
Net income	1,213	970	(1,213)	970
Total assets	1,113,440	110,610	(110,503)	1,113,547
At or for the quarter ended June 30, 2023:
Interest income – external customers	$10,497	0	0	10,497
Non-interest income – external customers	1,974	0	0	1,974
Intersegment interest income	0	76	(76)	0
Intersegment non-interest income	72	1,539	(1,611)	0
Interest expense	2,845	0	(76)	2,769
Provision for credit losses	256	0	0	256
Non-interest expense	7,305	224	(72)	7,457
Income tax expense (benefit)	598	(30)	0	568
Net income	1,539	1,421	(1,539)	1,421
Total assets	1,109,224	102,234	(102,091)	1,109,367

(18) Subsequent Event

On July 23, 2024 the Company’s Board of Directors approved a resolution to withdraw from the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan) effective September 30, 2024. The resolution also indicates that as of the effective date, the Company will no longer participate in the Pentegra DB Plan and will be required, among other things, to purchase single premium insured annuities from one or more qualified insurance companies under which the Company’s liabilities with respect to the plan participants are satisfied as of the plan withdrawal date. The estimate of the liability to purchase the annuities for the plan participants is $0.9 million. This estimated liability amount was accrued upon the board’s approval of the withdrawal resolution and may be adjusted in the future to appropriately reflect any changes in the estimated cost of purchasing the participant annuities.

Item 2:	HMN FINANCIAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Safe Harbor Statement

This quarterly report on Form 10-Q and other reports filed by HMN Financial, Inc (HMN or the Company) with the Securities and Exchange Commission (SEC), may contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by such forward-looking terminology as “anticipate,” “continue,” “could,” “expect,” “future,” “may,” “optimistic,” “project” and “will,” or similar statements or variations of such terms and include, but are not limited to, those relating to: the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of HMN’s operations with those of Alerus will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing of the proposed merger; changes to tax legislation and their potential effects on the accounting for the proposed merger; the inability to complete the proposed merger due to the failure of HMN’s or Alerus’ stockholders to adopt the merger agreement, or the failure of Alerus’ stockholders to approve the issuance of Alerus common stock in connection with the merger; the failure to satisfy other conditions to completion of the proposed merger, including receipt of required regulatory and other approvals; the failure of the proposed merger to close for any other reason; diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger; the challenges of integrating and retaining key employees; the effect of the announcement of the proposed merger on HMN’s, Alerus’ or the combined company’s respective customer and employee relationships and operating results; the possibility that the proposed merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the amount HMN’s stockholders’ equity as of the closing date of the proposed merger and any potential downward adjustment in the exchange ratio; the dilution caused by Alerus’ issuance of additional shares of Alerus common stock in connection with the proposed merger; enacted and expected changes to the federal funds rate and the resulting impacts on consumer deposits, loan originations, net interest margin, net interest income and related aspects of the Home Federal Savings Bank’s (the Bank) business; the anticipated impacts of inflation and rising interest rates on the general economy, the Bank’s clients, and the allowance for credit losses; anticipated future levels of the provision for credit losses; anticipated level of future asset growth; anticipated ability to maintain and grow core deposit relationships; anticipated call dates of callable investments owned; anticipated impact of tax law changes on future taxable state income; anticipated level of future core deposit growth; and the payment of dividends by HMN.

A number of factors, many of which may be amplified by deterioration in economic conditions, could cause actual results to differ materially from the Company’s assumptions and expectations. These include but are not limited to the adequacy and marketability of real estate and other collateral securing loans to borrowers; federal and state regulation and enforcement; possible legislative and regulatory changes, including changes to regulatory capital rules; the ability of the Bank to comply with other applicable regulatory capital requirements; enforcement activity of the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Minneapolis in the event of non-compliance with any applicable regulatory standard or requirement; adverse economic, business and competitive developments such as shrinking interest margins, reduced collateral values, deposit outflows, changes in credit or other risks posed by the Company’s loan and investment portfolios; changes in costs associated with traditional and alternate funding sources, including changes in collateral advance rates and policies of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank; technological, computer-related or operational difficulties including those from any third party cyberattack; reduced demand for financial services and loan products; adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity; changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government or tax laws; domestic and international economic developments; the Company’s access to and adverse changes in securities markets; the market for credit related assets; the future operating results, financial condition, cash flow requirements and capital spending priorities of the Company and the Bank; the availability of internal and, as required, external sources of funding; the Company’s ability to attract and retain employees; or other significant uncertainties. Additional factors that may cause actual results to differ from the Company’s assumptions and expectations include those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC, under “Part 1, Item 1A and Part II, Item 1A of this quarterly report on Form 10-Q. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements. All statements in this quarterly report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q.

Additional Information and Where to Find It

Alerus filed a registration statement on Form S-4 with the SEC on July 15, 2024 in connection with the proposed transaction. The registration statement includes a joint proxy statement of Alerus and HMN that also constitutes a prospectus of Alerus, which will be sent to the stockholders of Alerus and HMN after the SEC declares the registration statement effective. Before making any voting decision, the stockholders of Alerus and HMN are advised to read the joint proxy statement/prospectus when it becomes available because it will contain important information about Alerus, HMN and the proposed transaction. When filed, this document and other documents relating to the Merger filed by Alerus or HMN can be obtained free of charge from the SEC’s website at www.sec.gov. These documents also can be obtained free of charge by accessing Alerus’ website at www.alerus.com under the link “Investors Relations” and then under “SEC Filings” and HMN’s website at www.justcallhome.com/HMNFinancial under “SEC Filings.” Alternatively, these documents can be obtained free of charge from Alerus upon written request to Alerus Financial Corporation, Corporate Secretary, 401 Demers Avenue, Grand Forks, North Dakota 58201 or by calling (701) 795-3200, or from HMN upon written request to HMN Financial, Inc., Corporate Secretary, 1016 Civic Center Drive NW, Rochester, Minnesota 55901 or by calling (507) 535-1200. The contents of the websites referenced above are not deemed to be incorporated by reference into this quarterly report on Form 10-Q, the registration statement or the joint proxy statement/prospectus.

Participants in the Solicitation

This quarterly report on Form 10-Q does not constitute a solicitation of proxy, an offer to purchase or a solicitation of an offer to sell any securities. Alerus, HMN, and certain of their directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from the stockholders of Alerus and HMN in connection with the proposed merger under SEC rules. Information about the directors and executive officers of Alerus and HMN will be included in the joint proxy statement/prospectus for the proposed transaction filed with the SEC. These documents (when available) may be obtained free of charge in the manner described above under “Additional Information and Where to Find It.”

Security holders may obtain information regarding the names, affiliations and interests of Alerus’ directors and executive officers in the definitive proxy statement of Alerus relating to its 2024 Annual Meeting of Stockholders filed with the SEC on March 25, 2024 and on Alerus’ Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024. Security holders may also obtain information regarding the names, affiliations and interests of HMN’s directors and executive officers in the definitive proxy statement of HMN relating to its 2024 Annual Meeting of Stockholders filed with the SEC on March 21, 2024 and HMN’s Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on March 19, 2024. To the extent the holdings of Alerus’ securities by Alerus’ directors and executive officers or the holdings of HMN securities by HMN’s directors and executive officers have changed since the amounts set forth in Alerus’ or HMN’s respective proxy statement for its 2024 Annual Meeting of Stockholders, such changes have been or will be reflected on Statements of Change in Ownership on Form 4 filed with the SEC. These documents can be obtained free of charge in the manner described above under “Additional Information and Where to Find It.”

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

Proposed Merger with Alerus Financial Corporation (Alerus) (Nasdaq: ALRS)

On May 14, 2024, HMN entered into an Agreement and Plan of Merger (the merger agreement) with Alerus Financial Corporation, a Delaware corporation (Alerus), pursuant to which HMN will merge into Alerus, with Alerus as the surviving corporation (the merger). Subject to the terms and conditions of the merger agreement, at the effective time of the merger, HMN stockholders will have the right to receive 1.25 (the exchange ratio) shares of common stock of Alerus for each share of common stock of HMN. The exchange ratio is subject to potential downward adjustment if HMN’s stockholders’ equity as of the closing date of the merger is less than a specified stockholders’ equity threshold, as described in the merger agreement. Holders of options to purchase shares of HMN common stock and holders of restricted HMN common stock will have such options or restricted stock vest immediately prior to the merger. The shares of HMN common stock issued upon exercise of such stock options and the shares of HMN common stock that are vested will receive the same exchange ratio consideration as the HMN stockholders, as described in the merger agreement. It is anticipated that Home Federal Savings Bank will be merged with and into Alerus’ banking subsidiary, Alerus Financial, National Association, immediately following the completion of the merger. The merger agreement was unanimously approved by the Board of Directors of each of HMN and Alerus.

The merger agreement contains customary representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction. The parties expect the Merger to be completed in the fourth quarter of 2024, subject to the satisfaction of customary closing conditions in the merger agreement and the approval of the appropriate regulatory authorities and of the stockholders of each of HMN and Alerus.

The Company has incurred $0.5 million of merger related expenses for the three months ended June 30, 2024, primarily related to legal, accounting, and other professional service costs, which are included in the Consolidated Statements of Comprehensive Income. The Company expects to incur additional merger related costs through the closing of the merger.

Subsequent Event

On July 23, 2024, the Company’s Board of Directors approved a resolution to withdraw from the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan) effective September 30, 2024. The resolution also indicates that as of the effective date, the Company shall no longer participate in the Pentegra DB Plan and will be required, among other things, to purchase single premium insured annuities from one or more qualified insurance companies under which the Company’s liabilities with respect to the plan participants are satisfied as of the plan withdrawal date. The estimate of the liability to purchase the annuities for the plan participants is $0.9 million. This estimated liability amount was accrued upon the board’s approval of the withdrawal resolution and may be adjusted in the future to appropriately reflect any changes in the estimated cost of purchasing the participant annuities.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2023

Net Income

Net income was $1.0 million for the second quarter of 2024, a decrease of $0.4 million compared to net income of $1.4 million for the second quarter of 2023. Diluted earnings per share for the second quarter of 2024 was $0.22, a decrease of $0.10 from diluted earnings per share of $0.32 for the second quarter of 2023. The decrease in net income between the periods was primarily because of a $0.8 million increase in other expenses due to a goodwill impairment that was recorded, a $0.5 million increase in professionals services due to merger related expenses, and a $0.2 million decrease in net interest income because of a decline in the net interest margin as a result of funding costs increasing faster than the yields on interest earning assets. These decreases in net income were partially offset by a $0.6 million decrease in the provision for credit losses due primarily to perceived improvements in the forecasted economic environment, a $0.3 million increase in the gain on sales of loans due to an increase in the amount of originated loans that were sold, and a $0.2 million reduction in income tax expense between the periods as a result of the reduced pretax income.

Net income was $2.3 million for the six-month period ended June 30, 2024, a decrease of $0.8 million, or 25.1%, compared to net income of $3.1 million for the six-month period ended June 30, 2023. Diluted earnings per share for the six-month period ended June 30, 2024 was $0.52, a decrease of $0.18 per share compared to diluted earnings per share of $0.70 for the same period in 2023. The decrease in net income between the periods was primarily because of a $0.8 million increase in other expenses due to an impairment of goodwill that was recorded, a $0.5 million increase in professional services due to merger related expenses, and a $1.1 million decrease in net interest income because of a decline in the net interest margin as a result of funding costs increasing faster than the yields on interest earning assets. These decreases in net income were partially offset by a $0.7 million decrease in the provision for credit losses due primarily to perceived improvements in the forecasted economic environment, a $0.3 million increase in the gain on sales of loans due to an increase in the amount of loans that were sold, and a $0.3 million reduction in income tax expense between the periods as a result of the reduced pretax income.

Net Interest Income

Net interest income was $7.5 million for the second quarter of 2024, a decrease of $0.2 million, or 3.1%, compared to $7.7 million for the second quarter of 2023. Interest income was $12.6 million for the second quarter of 2024, an increase of $2.1 million, or 19.8%, from $10.5 million for the second quarter of 2023. Interest income increased primarily because of the increase in the average yield earned on interest-earning assets between the periods and also because of the $47.3 million increase in the average interest-earning assets. The average yield earned on interest-earning assets was 4.54% for the second quarter of 2024, an increase of 60 basis points from 3.94% for the second quarter of 2023. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 3.75% increase in the prime interest rate over the past two years.

Interest expense was $5.1 million for the second quarter of 2024, an increase of $2.3 million, or 83.7%, compared to $2.8 million for the second quarter of 2023. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $40.8 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 2.01% for the second quarter of 2024, an increase of 88 basis points from 1.13% for the second quarter of 2023. The increase in the average rate paid is primarily related to the change in the types of funding sources as more brokered deposits and certificates of deposits were used as funding sources in the second quarter of 2024 than were used in the second quarter of 2023. These funding sources generally have higher interest rates than traditional checking and money market accounts. The increase in market interest rates as a result of the 3.75% increase in the federal funds rate over the past two years also contributed to the higher funding costs in the second quarter of 2024 when compared to the same period in 2023.

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2024 was 2.70%, a decrease of 20 basis points, compared to 2.90% for the second quarter of 2023. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

Net interest income was $14.7 million for the first six months of 2024, a decrease of $1.1 million, or 6.6%, compared to $15.8 million for the same period of 2023. Interest income was $24.6 million for the first six months of 2024, an increase of $4.2 million, or 20.4%, from $20.4 million for the first six months of 2023. Interest income increased primarily because of the increase in the average yield earned on interest-earning assets between the periods and also because of the $48.8 million increase in the average interest-earning assets. The average yield earned on interest-earning assets was 4.45% for the first six months of 2024, an increase of 58 basis points from 3.87% for the same period of 2023. The increase in the average yield is primarily related to the increase in market interest rates as a result of the 3.75% increase in the prime interest rate over the past two years.

Interest expense was $9.8 million for the first six months of 2024, an increase of $5.2 million, or 112.8%, compared to $4.6 million for the same period of 2023. Interest expense increased primarily because of the increase in the average interest rate paid on interest-bearing liabilities between the periods. Interest expense also increased because of the $42.8 million increase in the average interest-bearing liabilities and non-interest bearing deposits between the periods. The average interest rate paid on interest-bearing liabilities and non-interest bearing deposits was 1.94% for the first six months of 2024, an increase of 98 basis points from 0.96% for the first six months of 2023. The increase in the average rate paid is primarily related to the change in the types of funding sources as more brokered deposits and certificates of deposits were used as funding sources in the first six months of 2024 than were used in the same period of 2023. These funding sources generally have higher interest rates than traditional checking and money market accounts. The increase in market interest rates as a result of the 3.75% increase in the federal funds rate over the past two years also contributed to the higher funding costs in the first six months of 2024 when compared to the same period in 2023.

Net interest margin (net interest income divided by average interest-earning assets) for the first six months of 2024 was 2.67%, a decrease of 33 basis points, compared to 3.00% for the first six months of 2023. The decrease in the net interest margin is primarily because the increase in the average rate paid on interest-bearing liabilities and non-interest bearing deposits exceeded the increase in the average yield earned on interest-earning assets between the periods.

A summary of the Company’s net interest margin for the three- and six-month periods ended June 30, 2024 and 2023 is as follows:

	For the three-month period ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$221,664	1,031	1.87%	$259,187	800	1.24%
Loans held for sale	2,944	50	6.87	1,872	29	6.24
Single family loans, net	265,291	2,958	4.48	225,065	2,195	3.91
Commercial loans, net	551,691	7,379	5.38	527,900	6,663	5.06
Consumer loans, net	41,246	717	6.99	47,518	732	6.18
Other	32,668	445	5.47	6,661	78	4.70
Total interest-earning assets	1,115,504	12,580	4.54	1,068,203	10,497	3.94

Interest-bearing liabilities:
Checking accounts	143,572	300	0.84	169,870	253	0.60
Savings accounts	104,100	28	0.11	115,658	28	0.10
Money market accounts	279,382	1,707	2.46	267,075	1,049	1.58
Retail certificate accounts	153,871	1,626	4.25	89,436	474	2.13
Wholesale certificate accounts	111,061	1,409	5.10	62,978	745	4.74
Customer escrows	0	0	0.00	4,737	23	2.00
Advances and other borrowings	1,266	18	5.63	14,419	197	5.48
Total interest-bearing liabilities	793,252			724,173
Non-interest checking	224,385			252,008
Other non-interest bearing liabilities	2,397			3,043
Total interest-bearing liabilities and non-interest bearing deposits	$1,020,034	5,088	2.01	$979,224	2,769	1.13
Net interest income		$7,492			$7,728
Net interest rate spread			2.53%			2.81%
Net interest margin			2.70%			2.90%

	For the six-month period ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities available for sale	$225,783	1,954	1.74%	$263,909	1,595	1.22%
Loans held for sale	2,398	79	6.62	1,546	47	6.16
Single family loans, net	265,041	5,835	4.43	216,643	4,146	3.86
Commercial loans, net	546,419	14,450	5.32	525,425	13,036	5.00
Consumer loans, net	41,374	1,426	6.93	46,655	1,393	6.02
Other	30,673	835	5.47	8,726	193	4.46
Total interest-earning assets	1,111,688	24,579	4.45	1,062,904	20,410	3.87

Interest-bearing liabilities:
Checking accounts	144,210	606	0.84	165,811	441	0.54
Savings accounts	105,206	56	0.11	118,185	54	0.09
Money market accounts	275,698	3,288	2.40	262,944	1,704	1.31
Retail certificate accounts	144,032	2,975	4.15	82,725	697	1.70
Wholesale certificate accounts	113,742	2,885	5.10	62,018	1,456	4.73
Customer escrows	0	0	0.00	5,560	55	2.00
Advances and other borrowings	748	21	5.64	7,856	212	5.44
Total interest-bearing liabilities	783,636			705,099
Non-interest checking	231,357			266,989
Other non-interest bearing liabilities	2,648			2,735
Total interest-bearing liabilities and non-interest bearing deposits	$1,017,641	9,831	1.94	$974,823	4,619	0.96
Net interest income		$14,748			$15,791
Net interest rate spread			2.51%			2.91%
Net interest margin			2.67%			3.00%

Provision for Credit Losses

The provision for credit losses was ($0.3) million for the second quarter of 2024, a decrease of $0.6 million compared to $0.3 million for the second quarter of 2023. The provision for credit losses was ($0.5) million in the first six months of 2024, a decrease of $0.7 million compared to $0.2 million for the first six months of 2023. The provision for credit losses decreased as a result of the reduction in the required qualitative reserves due primarily to perceived improvements in the forecasted economic conditions. These reductions were partially offset by an increase in the provision as a result of an increase in the allowance for credit losses attributable to loan growth.

The following table presents the components of the provision for credit losses for the three- and six-month periods ended June 30, 2024 and 2023.

	Three months ended June 30,
(Dollars in thousands)	2024	2023
Provision for credit losses on:
Loans	$(307)	200
Unfunded commitments	1	56
Total	$(306)	256

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Provision for credit losses on:
Loans	$(515)	168
Unfunded commitments	0	80
Total	$(515)	248

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

A reconciliation of the Company’s allowance for credit losses for the three- and six-month periods ended June 30, 2024 and 2023 is summarized as follows:

	Three months ended June 30,
(Dollars in thousands)	2024	2023
Balance at March 31,	$11,586	11,342
Provision	(307)	200
Charge offs:
Consumer	(8)	(27)
Commercial business	(9)	0
Recoveries	30	2
Balance at June 30,	$11,292	11,517
Allocated to:
Collective allowance	$10,884	11,345
Individual allowance	408	172
	$11,292	11,517

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Balance at January 1,	$11,824	10,277
Adoption of Accounting Standard Update (ASU) 2016-13	0	1,070
Provision	(515)	168
Charge offs:
Single family	(30)	0
Consumer	(8)	(27)
Commercial business	(9)	0
Recoveries	30	29
Balance at June 30,	$11,292	11,517

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The transition to this ASU resulted in a cumulative-effect adjustment to the allowance for credit losses of $1.1 million, an increase in deferred tax assets of $0.3 million, and a decrease to retained earnings of $0.8 million as of the adoption date. In addition, a liability of $0.1 million was established for projected future losses on unfunded commitments on outstanding lines of credit upon adoption. The projected liability for unfunded commitments did not change during the first six months of 2024 and increased $0.1 million in the first six months of 2023. The respective provisions for credit losses reflects these changes.

Non-Interest Income

Non-interest income was $2.2 million for the second quarter of 2024, an increase of $0.2 million, or 12.0%, from $2.0 million for the second quarter of 2023. Gain on sales of loans increased $0.3 million between the periods because of an increase in single family loan sales due primarily to an increase in the amount of originated mortgage loans that were sold. Other non-interest income increased slightly due primarily to an increase in the revenue earned on the sales of uninsured investment products between the periods. Fees and service charges decreased $0.1 million between the periods due primarily to a decrease in overdraft fees collected as a result of changes to the Company’s overdraft policy that were implemented in the first quarter of 2024. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of commercial loans that were being serviced for others as more serviced loans were paid off than were added to the servicing portfolio during the period.

Non-interest income was $4.1 million for the first six months of 2024, an increase of $0.2 million, or 5.5%, from $3.9 million for the first six months of 2023. Gain on sales of loans increased $0.3 million between the periods because of an increase in single family loan sales due primarily to an increase in the amount of originated mortgage loans that were sold. Other non-interest income increased $0.1 million due primarily to an increase in the revenue earned on the sales of uninsured investment products between the periods. These increases in net income were partially offset by a $0.1 million decrease in fees and service charges between the periods due primarily to a decrease in overdraft fees collected as a result of changes to the Company’s overdraft policy that were implemented in the first quarter of 2024. Loan servicing fees decreased slightly between the periods due to a decrease in the aggregate balances of commercial loans that were being serviced for others as more serviced loans were paid off than were added to the servicing portfolio during the period.

Non-Interest Expense

Non-interest expense was $8.7 million for the second quarter of 2024, an increase of $1.2 million, or 16.2%, from $7.5 million for the second quarter of 2023. Other non-interest expense increased $0.8 million primarily because there was an impairment of goodwill that was recorded during the quarter. Professional services increased $0.5 million between the periods primarily because of an increase in legal, accounting, and other professional services expenses related to the pending merger. The Company expects to incur additional merger related costs through the closing of the pending merger with Alerus. Data processing expense increased slightly due to an increase in debit card processing expenses between the periods. These increases were partially offset by a slight decrease in compensation and benefits expense primarily because of a decrease in the number of employees between the periods. Occupancy and equipment expense decreased slightly between the periods due primarily to a decrease in building expenses.

Non-interest expense was $16.2 million for the first six months of 2024, an increase of $1.0 million, or 7.0%, from $15.2 million for the first six months of 2023. Other non-interest expense increased $0.7 million primarily because a goodwill impairment was recorded in the second quarter. Professional services increased $0.5 million between the periods primarily because of an increase in legal, accounting, and other professional services expenses related to the pending merger. The Company expects to incur additional merger related costs through the closing of the pending merger with Alerus. Data processing expense increased $0.1 million due to an increase in debit card processing expenses between the periods. These increases were partially offset by a $0.1 million decrease in compensation and benefits expense primarily because of a decrease in the number of employees between the periods. Occupancy and equipment expense decreased $0.1 million between the periods due primarily to a decrease in building expenses.

Income Taxes

Income tax expense was $0.4 million for the second quarter of 2024, a decrease of $0.2 million from $0.6 million for the second quarter of 2023. Income tax expense was $0.9 million for the first six months of 2024, a decrease of $0.3 million from $1.2 million for the first six months of 2023.The decrease in income tax expense between the periods is primarily the result of a decrease in pre-tax income.

FINANCIAL CONDITION

Non-Performing Assets

The following table summarizes the amounts and categories of non-performing assets in the Bank’s portfolio and loan delinquency information as of the end of the most recently completed quarter and December 31, 2023.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non‑performing loans:
Single family	$590	$762
Commercial real estate	1,025	493
Consumer	320	376
Commercial business	1,255	2,187
Total non‑performing assets	$3,190	$3,818
Total as a percentage of total assets	0.29%	0.34%
Total as a percentage of total loans receivable	0.36%	0.44%
Allowance for credit losses to non-performing loans	353.92%	309.69%

Delinquency data:
Delinquencies (1)
30+ days	$3,198	$715
90+ days	0	0
Delinquencies as a percentage of loan portfolio (1)
30+ days	0.36%	0.08%
90+ days	0.00%	0.00%
(1) Excludes non-accrual loans.

Dividends

The Company declared a quarterly dividend of 10 cents per share of common stock that was paid on June 7, 2024. The declaration and amount of any future cash dividends remains subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions, business strategy and other factors deemed relevant by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2024, the net cash provided by operating activities was $5.3 million. The Company collected $17.0 million in principal repayments on securities, collected $20.0 million on securities that matured, purchased FHLB stock for $0.8 million, purchased securities available for sale of $20.0 million, and received redemptions on FHLB stock of $0.9 million. The Company had a net increase in deposit balances of $6.5 million and a decrease of customer escrows of $0.3 million during the first six months of 2024. It paid dividends to stockholders of $0.8 million, purchased $0.2 million of premises and equipment, received proceeds from borrowings of $18.0 million and repaid borrowings of $20.4 million. Loans receivable also increased $22.8 million during the first six months of 2024.

The Company has certificates of deposit with outstanding balances of $199.5 million that come due over the next 12 months. Based upon past experience, management anticipates that the majority of the deposits will renew for another term. The Company believes that cash outflows from deposits that do not renew will be replaced with a combination of other customers’ deposits or FHLB advances. Federal Reserve Bank of Minneapolis borrowings could also be used to fund unanticipated outflows of certificates of deposit. Unpledged securities could also be pledged and used as collateral for additional borrowings with the FHLB or Federal Reserve Bank of Minneapolis.

The Company had five deposit customers each with aggregate deposits greater than $5.0 million as of June 30, 2024. The $51.7 million in funds held by these customers may be withdrawn at any time, but management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. Federal Reserve Bank of Minneapolis borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company estimates that approximately 24.5% of total deposits exceeded the Federal Deposit Insurance limit of $250,000 at June 30, 2024. While these funds may be withdrawn at any time, management anticipates that the majority of these deposits will not be withdrawn from the Bank over the next twelve months. If these deposits were withdrawn, it is anticipated that they would be replaced with deposits from other customers or brokers or with FHLB advances. Federal Reserve Bank borrowings could also be used to replace unanticipated outflows of large checking and money market deposits.

The Company had the ability to borrow an additional $278.9 million from the FHLB at June 30, 2024 based on the collateral value of the loans pledged. The credit policy of the FHLB relating to the collateral value of the loans collateralizing the available line of credit with the FHLB may change such that the current collateral pledged to secure future advances is no longer acceptable or the formulas for determining the excess pledged collateral may change. The FHLB could also reduce the amount of funds it will lend to the Bank. It is not anticipated that the Bank will need to find alternative funding sources in the next twelve months to replace the available borrowings from the FHLB. However, if needed, the Bank could borrow an additional $101.7 million from the FRB at June 30, 2024 based on the collateral value of the loans pledged. The Company also has the ability to pledge securities as collateral to increase the borrowing capacity of the Company by $104.4 million.

The Company’s primary source of cash is dividends from the Bank. At June 30, 2024, the Company had $15.5 million in cash. The primary use of cash by the Company is the payment of operating expenses, the repurchase of Company stock, and the payment of dividends to stockholders. The merger agreement allows for quarterly dividends to be paid to stockholders in the ordinary course of business, however, during the quarter in which the closing date occurs, the Company quarterly dividend can’t be paid if the payment would result in the stockholders of the Company receiving more than one quarter dividend from the Company and the Acquiror during that fiscal quarter.

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

The following table discloses the projected changes in the market value of the Company’s interest-earning assets and interest-bearing liabilities based upon incremental 100 basis-point changes in interest rates from interest rates in effect on June 30, 2024.

(Dollars in thousands)	Market Value
Basis point change in interest rates	-200	-100	0	+100	+200
Total market-risk sensitive assets	$1,081,495	1,055,925	1,031,437	1,008,457	984,469
Total market-risk sensitive liabilities	934,533	892,110	856,162	826,628	806,749
Off-balance sheet financial instruments	49	30	0	177	341
Net market risk	$146,913	163,785	175,275	181,652	177,379
Percentage change from current market value	(16.18)%	(6.56)%	0.00%	3.64%	1.20%

The preceding table was prepared utilizing a model using the following assumptions (the Model Assumptions) regarding prepayment and decay ratios that were determined by management based upon their review of historical prepayment speeds and future prepayment projections. Fixed rate loans were assumed to prepay at annual rates of between 3% to 57%, depending on the note rate and the period to maturity. Adjustable rate mortgages (ARMs) were assumed to prepay at annual rates of between 7% and 54%, depending on the note rate and the period to maturity. Mortgage-backed securities were projected to have prepayments based upon the underlying collateral securing the instrument. Certificate accounts were assumed not to be withdrawn until maturity. Savings accounts were assumed to decay at an annual rate of 1%. Money market accounts were assumed to decay at an annual rate of between 5% and 27%. Retail checking accounts, commercial checking accounts and commercial money market accounts were assumed to decay at annual rates of 4%, 38% and 30%, respectively. Callable investments were projected to be called at the first call date where the projected interest rate on similar remaining term instruments was less than the interest rate on the callable investment.

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

Asset/Liability Management

The Company’s management reviews the impact that changing interest rates will have on the Company’s net interest income projected for the next twelve months to determine if its current level of interest rate risk is acceptable. The following table projects the estimated impact on net interest income during the twelve-month period ending June 30, 2025 of immediate interest rate changes called rate shocks:

(Dollars in thousands)
Rate Shock in Basis Points	Projected Change in Net Interest Income	Percentage Change
+200	$(831)	(2.46)%
+100	(382)	(1.13)
0	0	0.00
-100	387	1.14
-200	169	0.50

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

As previously announced, we entered into an Agreement and Plan of Merger (the “merger agreement”) dated May 14, 2024, with Alerus Financial Corporation, a Delaware corporation (“Alerus”), pursuant to which HMN will merge into Alerus, with Alerus as the surviving corporation (the “merger”). Subject to the terms and conditions of the merger agreement, at the effective time of the merger, HMN stockholders will have the right to receive 1.25 (the “exchange ratio”) shares of common stock of Alerus for each share of common stock of HMN, subject to potential downward adjustment. The merger agreement was unanimously approved by the Board of Directors of each of HMN and Alerus. The merger agreement contains customary representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction.

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10-K/A for the year ended December 31, 2023 except in connection with the merger agreement and the merger with Alerus as set forth below:

The Value of the Merger Consideration Will Fluctuate Based on the Trading Price of Alerus Common Stock.

The exchange ratio determining the number of shares of Alerus common stock to be issued in the merger in exchange for each share of HMN common stock will not automatically adjust based on the trading price of Alerus common stock, and the market value of those shares may vary from the closing price of Alerus common stock on the date the merger was announced, on the date that this document was mailed to Alerus and HMN stockholders, on the date of the Alerus special meeting and the HMN special meeting, on the date the merger is consummated and thereafter. Any change in the market price of Alerus common stock prior to consummation of the merger will affect the amount of and the market value of the merger consideration that HMN stockholders will receive upon consummation of the merger. Accordingly, at the time of the Alerus special meeting and at the time of the HMN special meeting, stockholders will not know or be able to calculate with certainty the market value of the Alerus common stock to be issued to HMN stockholders upon consummation of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond Alerus’ or HMN’s control. HMN stockholders should obtain current market quotations of both Alerus common stock and HMN common stock before they vote.

The Exchange Ratio Will be Reduced if HMN’s Stockholders’ Equity is Less Than the Stockholders’ Equity Threshold on the Closing Date.

The exchange ratio determines the number of shares of Alerus common stock that will be issued to HMN stockholders in the merger. The exchange ratio is initially 1.25, but is subject to downward adjustment to the extent that the stockholders’ equity of HMN, calculated in the manner set forth in the merger agreement, is less than an amount equal to the sum of (i) $124,163,656, (ii)(a) minus, in the event that the closing date is prior to September 30, 2024, $590,000 per month for every calendar month by which the closing date is prior to September 30, 2024 or (b) plus, in the event that the closing date is after September 30, 2024, $645,000 per month for every calendar month by which the closing date follows September 30, 2024, and (iii) plus the amount of stockholders’ equity attributable to the exercise of stock options after March 31, 2024, then the exchange ratio will be adjusted downward to reflect the shortfall in the stockholders’ equity of HMN in accordance with a formula set forth in the merger agreement. A sample calculation of the adjustment to the exchange ratio is attached as Appendix A to the merger agreement.

Shortfalls in the stockholders’ equity of HMN may result from lower than expected HMN earnings as of the closing date or higher than expected expenses incurred by HMN associated with the merger and related transactions. The amount of HMN’s total stockholders’ equity as of the closing date of the merger will not be known at the time of the Alerus special meeting or at the time of the HMN special meeting, meaning stockholders will not know or be able to calculate with certainty the exchange ratio prior to the consummation of the merger. Additionally, HMN’s financial advisor has not and will not express any opinion regarding any adjustments to the exchange ratio pursuant to the merger agreement. HMN currently believes that it will have stockholders’ equity at closing above the threshold described above, and that the exchange ratio will not be adjusted downward.

Regulatory Approvals May Not be Received, May Take Longer than Expected or May Impose Conditions that are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated in the merger agreement can be consummated, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals, or delay their receipt. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or may place restrictions on the conduct of the combined company’s business.

HMN believes that the merger should not raise significant regulatory concerns, and that the parties will be able to obtain all requisite regulatory approvals in a timely manner. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the merger agreement, Alerus and HMN will not be required to consummate the merger if any such approvals would reasonably be expected to materially restrict or burden Alerus following the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying the consummation of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, HMN cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The consummation of the merger is further conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the consummation of the merger.

The Merger Agreement May be Terminated in Accordance with its Terms and the Merger May Not be Consummated.

The merger agreement is subject to a number of conditions which must be fulfilled in order to consummate the merger. Those conditions include, among other things: approval of the merger agreement and the transactions contemplated therein by Alerus and HMN stockholders, including, in the case of Alerus stockholders, approval of the issuance of Alerus common stock pursuant to the merger agreement; receipt of certain requisite regulatory approvals; absence of orders prohibiting consummation of the merger; effectiveness of the registration statement including the joint proxy statement/prospectus to solicit approval of the stockholders of each of Alerus and HMN; nonobjection of the issuance of Alerus common stock, as applicable, for listing on Nasdaq; the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the merger agreement); the performance by both parties of their covenants and agreements as set forth in the merger agreement; and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be consummated. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after receipt of Alerus or HMN stockholder approval, or Alerus or HMN may elect to terminate the merger agreement in certain other circumstances.

Termination of the Merger Agreement Could Negatively Impact HMN.

If the merger is not consummated for any reason, including as a result of Alerus stockholders or HMN stockholders declining to approve the merger agreement and the transactions contemplated therein, including, in the case of Alerus stockholders, the issuance of Alerus common stock pursuant to the merger agreement, the ongoing business of HMN may be adversely impacted and, without realizing any of the anticipated benefits of completing the merger, HMN would be subject to a number of risks, including the following:

●	HMN may experience negative reactions from its customers, vendors and employees;

●	HMN will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is consummated;

●

the merger agreement places certain restrictions on the conduct of HMN’s business prior to consummation of the merger. Such restrictions, the waiver of which is subject to the consent of the other party (not to be unreasonably withheld, conditioned or delayed), may prevent HMN from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

●

matters relating to the merger (including integration planning) will require substantial commitments of time and resources by HMN’s management team, which would otherwise have been devoted to other opportunities that may have been beneficial to HMN as an independent company.

If the merger agreement is terminated and the HMN Board seeks another merger or business combination, HMN stockholders cannot be certain that HMN will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Alerus has agreed to provide in the merger, or that such other merger or business combination will be consummated. Additionally, if the merger agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee to the non-terminating party of $4.6 million.

HMN Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on HMN. These uncertainties may impair HMN’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with HMN to seek to change existing business relationships with HMN. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Alerus’ business following the merger could be negatively impacted. In addition, the merger agreement restricts HMN from making certain transactions and taking other specified actions without the consent of Alerus until the merger occurs. These restrictions may prevent HMN from pursuing attractive business opportunities that may arise prior to the consummation of the merger.

The Merger Agreement Contains Provisions that May Discourage Other Companies from Trying to Acquire HMN for Greater Merger Consideration.

The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to HMN that might result in greater value to HMN’s stockholders than the proposed merger with Alerus, or that may result in a potential competing acquiror proposing to pay a lower per share price to acquire HMN than it might otherwise have proposed to pay absent such provisions. These provisions include a general prohibition on HMN from soliciting, or, subject to certain exceptions relating to the exercise of fiduciary duties by the HMN Board, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, HMN may be required to pay Alerus a termination fee of $4.6 million upon termination of the merger agreement in certain circumstances involving acquisition proposals for competing transactions.

HMN Will Incur Transaction Costs in Connection with the Merger.

HMN has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the merger. HMN may also incur additional costs to maintain employee morale and to retain key employees. HMN will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, regulatory filing fees, printing and mailing fees and other costs associated with the merger.

There are many factors beyond our control that could affect the total amount of expenses relating to the merger. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. Our future operating results and financial condition may be materially adversely affected by transaction expenses. Additionally, many of these expenses will be payable by HMN regardless of whether the merger is completed. The future operating results and financial condition of HMN and the combined company may be materially adversely affected by transaction expenses.

Litigation may be Filed Against HMN (or their Respective Boards of Directors) that Could Prevent or Delay the Consummation of the Merger or Result in the Payment of Damages Following Consummation of the Merger.

It is possible that, in connection with the merger, stockholders may file demands or putative class action lawsuits against Alerus or HMN (or their respective boards of directors). Among other remedies, these stockholders could seek financial damages or to enjoin the merger. The outcome of any such litigation is uncertain. Additionally, one of the conditions to the closing of the merger is that there must be no order, injunction, decree, statute, rule, regulation or other legal restraint or prohibition preventing or making illegal the consummation of the merger or any of the other transactions contemplated by the merger agreement. If a dismissal is not granted or a settlement is not reached and any plaintiff were successful in obtaining an injunction prohibiting Alerus or HMN from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Alerus or HMN, including any cost associated with the indemnification of directors and officers of each company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows and the market price of the combined company.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any of its own stock during the first six months of 2024. The Company announced on March 1, 2023 that the Board of Directors had authorized the repurchase of up to $6.0 million of shares and $5.4 million remained available for repurchase at June 30, 2024. Share repurchases may be executed through various means, including through open market transactions, privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to purchase any shares and has no set expiration date, however, the merger agreement restricts the Company from purchasing any additional shares of common stock through the merger date.

ITEM 3.         Defaults Upon Senior Securities.

None.

ITEM 4.         Mine Safety Disclosures.

Not applicable.

ITEM 5.         Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

ITEM 6.         Exhibits.

INDEX TO EXHIBITS

Exhibit		Filing Status
Number	Exhibit

2.1	Agreement and Plan of Merger, by and between Alerus Financial Corporation and HMN Financial, Inc., dated May 14, 2024*	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed May 15, 2024

10.1	Voting and Support Agreement, by and among Alerus Financial Corporation and the directors and officers of HMN Financial, Inc. identified therein, dated May 14, 2024	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 15, 2024

10.2	Voting and Support Agreement, by and among HMN Financial, Inc. and the directors and officers of Alerus Financial Corporation identified therein, dated May 14, 2024	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 15, 2024

10.3	Agreement entered into May 14, 2024 to Amend the Executive Severance Agreement dated June 6, 2023 by and among HMN Financial, Inc., Home Federal Savings Bank and Jon Eberle	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2024

10.4	Agreement entered into May 14, 2024 to Amend the Executive Severance Agreement dated June 6, 2023 by and among HMN Financial, Inc., Home Federal Savings Bank and Lawrence McGraw	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 17, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed Electronically

32	Section 1350 Certifications of CEO and CFO	Filed Electronically

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2024, filed with the Securities and Exchange Commission on August 6, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

Filed Electronically

104	Cover Page Interactive Data File from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

* The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMN FINANCIAL, INC.

Registrant

Date:	August 6, 2024	/s/ Bradley Krehbiel
Bradley Krehbiel, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 6, 2024	/s/ Jon Eberle
Jon Eberle, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)